Form 10-Q
period 2021-03-31
4D Molecular Therapeutics Inc.
filed 2021-05-13
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39782

4D Molecular Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-3506994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5858 Horton Street #455 Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 505-2680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FDMT	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2021, the registrant had shares of 26,745,774 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our development activities, preclinical studies and clinical trials, including our clinical trials for 4D-310, 4D-125 and 4D-110;
•	the timing of IND-enabling studies and results from such studies, including our IND-enabling studies in 4D-150 and 4D-710;
•	the timing and success of lead optimization for our product candidates in lead optimization, including for 4D-135;
•	the translation of our preclinical results and data into future clinical trials in humans;
•	the timing of any manufacturing runs for materials to be used in patient trials;
•	the number, size and design of our planned clinical trials, and what regulatory authorities may require to obtain marketing approval;
•	the potential effects of the COVID-19 pandemic on our preclinical and clinical programs and business;
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
•

the expected potential benefits of strategic collaboration agreements, including our relationships with Roche, uniQure and CFF, and our ability to attract collaborators with development, regulatory and commercialization expertise;

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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$259,865	$276,726
Accounts receivable	965	1,486
Prepaid expenses and other current assets (includes $561 and $169 at March 31, 2021 and December 31, 2020, respectively, attributable to related parties)	3,671	4,444
Total current assets	264,501	282,656
Property and equipment, net	5,011	5,073
Other assets	602	602
Total assets	$270,114	$288,331
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,284	$1,787
Accrued and other current liabilities	5,545	8,371
Deferred revenue	7,087	6,586
Total current liabilities	13,916	16,744
Deferred revenue, net of current portion	11,690	13,226
Derivative liability	214	122
Other liabilities	1,863	1,852
Total liabilities	27,683	31,944
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at March 31, 2021 and December 31, 2020; 26,694,379 and 26,681,983 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in-capital	394,513	392,063
Accumulated deficit	(152,085)	(135,679)
Total stockholders’ equity	242,431	256,387
Total liabilities and stockholders’ equity	$270,114	$288,331

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Collaboration and license revenue	$2,000	$3,411
Collaboration and license revenue, related parties	—	124
Total revenue	2,000	3,535
Operating expenses:
Research and development (includes $148 and $124 for the three months ended March 31, 2021 and 2020, respectively, attributable to related parties)	12,769	13,158
General and administrative	5,543	3,654
Total operating expenses	18,312	16,812
Loss from operations	(16,312)	(13,277)
Other income (expense):
Interest income	7	130
Other expense, net	(101)	(13)
Total other income (expense)	(94)	117
Net loss and comprehensive loss	$(16,406)	$(13,160)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(2.54)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	26,690,167	5,183,845

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock

and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	26,681,983	$3	$392,063	$(135,679)	$256,387
Issuance of common stock upon exercise of stock options	12,396	—	99	—	99
Stock-based compensation	—	—	2,329	—	2,329
Vesting of common stock warrants	—	—	22	—	22
Net loss	—	—	—	(16,406)	(16,406)
Balances at March 31, 2021	26,694,379	$3	$394,513	$(152,085)	$242,431

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2019	7,375,631	$102,980	5,178,955	$1	$6,054	$(79,025)	$(72,970)
Issuance of common stock upon exercise of stock options	—	—	5,000	—	5	—	5
Stock-based compensation	—	—	—	—	1,083	—	1,083
Cumulative effect of adoption of ASU 2018-07	—	—	—	—	(39)	39	—
Net loss	—	—	—	—	—	(13,160)	(13,160)
Balances at March 31, 2020	7,375,631	$102,980	5,183,955	$1	$7,103	$(92,146)	$(85,042)

The accompanying notes are an integral part of these condensed financial statements

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(16,406)	$(13,160)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,329	1,083
Vesting of common stock warrant in return for services	22	—
Change in fair value of derivative liability	92	13
Depreciation and amortization	381	344
Loss on disposition of property and equipment	2	—
Changes in operating assets and liabilities
Accounts receivable	521	99
Prepaid expenses and other current assets	773	146
Other assets	—	18
Accounts payable	(601)	(333)
Accrued and other liabilities	(1,450)	606
Deferred revenue	(1,035)	(2,686)
Net cash used in operating activities	(15,372)	(13,870)
Cash flows from investing activities
Acquisition of property and equipment	(642)	(721)
Net cash used in investing activities	(642)	(721)
Cash flows from financing activities
Proceeds from the exercise of stock options	99	5
Payments of offering costs	(946)	(394)
Net cash used in financing activities	(847)	(389)
Net decrease in cash and cash equivalents	(16,861)	(14,980)
Cash and cash equivalents, beginning of period	276,726	49,652
Cash and cash equivalents, end of period	$259,865	$34,672
Supplemental disclosures of non-cash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other liabilities	$145	$14
Unpaid offering costs	$—	$26

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Upon the closing of the Company’s initial public offering in December 2020 (the “IPO”), all outstanding shares of redeemable convertible preferred stock automatically converted into 11,575,984 shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $152.1 million as of March 31, 2021. The Company believes that its cash and cash equivalents as of March 31, 2021 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these financial statements for the three months ended March 31, 2021. The Company has historically financed its operations primarily through the sale of equity securities and, to a lesser extent from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company currently plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

The accompanying financial information for the three months ended March 30, 2021 and 2020 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2021 and its results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Use of Estimates and Judgements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates include the determination of useful lives for property and equipment, the contract term, transaction price and costs of collaboration agreements, as well as estimates of the fair value of stock options and derivative instruments and income tax uncertainties. Actual results could differ from those estimates.

Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2021. While there was not a material impact to the Company’s financial statements as of March 31, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to the financial statements in future reporting periods.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended March 31,
	2021	2020
Customer A	80%	96%
Customer B	20%	*
Customer C	*	*
Total	100%	96%

*	Less than 10%

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total accounts receivable are as follows:

	March 31, 2021	December 31, 2020
Customer A	100%	74%
Customer B	*	*
Customer C	*	26%
Total	100%	100%

*	Less than 10%

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Netherlands	$392	$124
Switzerland	1,605	3,388
United States	3	23
	$2,000	$3,535

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

Embedded Derivative

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. An embedded derivative exists in the award agreement with the Cystic Fibrosis Foundation (“CFF”). As described in Note 13, the embedded derivative has been bifurcated and is classified as a liability on the balance sheet and separately accounted for at its fair value. The derivative liability is subject to remeasurement to fair value each reporting period. Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net within the statements of operations and comprehensive loss.

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

Upon completion of the Company’s IPO, all outstanding shares of redeemable convertible preferred shares were automatically converted to common stock.  As of March 31, 2021 and December 31, 2020, there was no outstanding preferred stock.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. This ASU clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606, Revenue from Contracts with Customers, when the counterparty is a customer. This ASU also precludes an entity from presenting consideration received from a transaction as revenue from contracts with customers if the counterparty is not a customer for that transaction. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for entities that have adopted ASC 606, Revenue from Contracts with Customers. The Company adopted this ASU on January 1, 2021. The adoption of this ASU did not result in a material impact on the Company’s unaudited condensed financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU affects general principles within Topic 740 and is meant to simplify the accounting for income taxes by removing certain exceptions to the general framework. The ASU adds guidance to reduce complexity in certain areas, including recognizing a franchise (or similar) tax that is partially based on income as an income-based tax and incremental amounts incurred as a non-income-based tax and recognizing deferred taxes for tax goodwill. ASU 2019-12 also created an exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, other comprehensive income). Under the historical guidance, in this situation, an entity would have recorded an income tax provision for unrealized gains on available-for-sale securities reported in other comprehensive income, with an offsetting income tax benefit recorded in continuing operations. Per ASU 2019-12, under the new guidance, an entity would record no income tax provision in the interim period. The amendments in ASU 2019-12 are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company adopted ASU 2019-12 effective January 1, 2021 on a prospective basis. The adoption of this ASU did not result in a material impact on the Company's unaudited condensed financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which for operating leases requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments, in its balance sheet. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	March 31, 2021
Assets
Money market funds	$259,773	$—	$—	$259,773
Total	$259,773	$—	$—	$259,773
Liabilities
Derivative liability	$—	$—	$214	$214
Total	$—	$—	$214	$214

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2020
Assets
Money market funds	$276,726	$—	$—	$276,726
Total	$276,726	$—	$—	$276,726
Liabilities
Derivative liability	$—	$—	$122	$122
Total	$—	$—	$122	$122

Level 3 Inputs

The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a present value analysis with multiple scenarios. In determining the fair value of the derivative liability, the inputs impacting fair value include the change of control payment to CFF, the probability of a change of control event, the product status at time of a change of control event and the discount rate. See Note 13 for further discussion on embedded derivative.

There were no transfers between Level 1, 2 and 3 during the periods presented.

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments during the periods ended March 31, 2021 and 2020 (in thousands):

Derivative Liability
Balance as of December 31, 2020	$122
Change in fair value included in other income (expense), net	92
Balance as of March 31, 2021	$214

Derivative Liability
Balance as of December 31, 2019	$101
Change in fair value included in other income (expense), net	13
Balance as of March 31, 2020	$114

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Machinery and equipment	$5,259	$4,911
Leasehold improvements	2,527	2,527
Furniture and fixtures	464	473
Office equipment	101	101
Computer equipment and software	366	366
Construction in progress	512	539
Total property and equipment	9,229	8,917
Less: Accumulated depreciation and amortization	(4,218)	(3,844)
Property and equipment, net	$5,011	$5,073

All property and equipment are maintained in the United States. Depreciation expense was $0.4 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

5. Accrued and Other Liabilities, Current and Noncurrent

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Payroll and related	$1,306	$3,437
Accrued clinical and preclinical study costs	1,494	869
Consulting and professional	2,445	3,574
Other accrued expenses	300	491
Total accrued and other current liabilities	$5,545	$8,371

Other liabilities, noncurrent consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred rent, noncurrent	$1,277	$1,237
Other payable, noncurrent	586	615
Total other liabilities, noncurrent	$1,863	$1,852

6. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
uniQure	$392	$124
Roche	1,605	3,388
CFF	3	23
	$2,000	$3,535

Deferred revenue is summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
uniQure	$4,003	$4,396
Roche	13,679	14,318
CFF	1,095	1,098
	$18,777	$19,812

The total amount of revenue in the three months ended March 31, 2021, which was included in deferred revenue at January 1, 2021, was $1.3 million. The total amount of revenue in the three months ended March 31, 2020, which was included in deferred revenue at January 1, 2020, was $0.9 million.

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

The uniQure Agreement provided uniQure with a research license as well as an exclusive development and commercialization license for each project variant selected for further development. The initial research term was three years and uniQure exercised a one-time option to extend the research term for an additional year to January 2018. Once the Company’s research plan concluded, uniQure was solely responsible for the continued development, manufacturing and commercialization of the project variants as potential product candidates. The Company was also required to work exclusively with uniQure in the uniQure Field (the “uniQure Exclusivity Clause”). Pursuant to the uniQure Agreement, the Company received upfront payments of $0.2 million and was entitled to receive (i) contingent payments for the achievement of research and development milestones of up to $5.0 million for each licensed product selected under the arrangement, and (ii) royalties in the single digit range on future sales of the potential product candidates and sublicense consideration in the low teens to low thirties range on any future sublicensing arrangements. In connection with the performance obligations under the uniQure Agreement, the founders of 4D Molecular Therapeutics, LLC received equity options to purchase an aggregate of 609,744 of uniQure ordinary shares that vested over the initial three-year term of the agreement.

The upfront payment of $0.2 million was recorded as deferred revenue and recognized on a ratable basis over the performance period of four years. The options to purchase uniQure shares were deemed to be a noncash component of the arrangement consideration. The estimated fair value of the uniQure options was $10.6 million and was recognized ratably as revenue over the performance period of four years. The associated compensation expense related to the stock options were recorded as research and development expense.

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

The Company concluded that the Amended uniQure Agreement and the Second uniQure Agreement should be accounted for as one combined contract but separate from the uniQure Agreement given that the incremental licensed intellectual property rights and research and development services are distinct from the rights and services previously transferred to uniQure under the uniQure Agreement and the transaction price increased by an amount that equals the standalone selling price of the incremental rights and services to be transferred to uniQure under the Amended uniQure Agreement and Second uniQure Agreement.

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

The incremental transaction price described in the paragraph above was recorded as deferred revenue. The Company identified one single combined performance obligation under ASC 606, which includes the licenses to the New Variants, research services and participation in the joint steering committee (“JSC”). Revenue is recognized using the input method based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. Based on the current estimated timelines, the deferred revenue is expected to be recognized as revenue over approximately 1.5 to 2.5 years from March 31, 2021.

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $0.4 million and $0.1 million under the Amended uniQure Agreement and the Second uniQure Agreement, respectively. As of March 31, 2021 and December 31, 2020, deferred revenue relating to uniQure was $4.0 million and $4.4 million, respectively. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation was $4.0 million and $4.4 million, respectively.

CRF

In November 2015, the Company entered into a research funding and collaboration agreement (the “CRF Agreement”) with the Choroideremia Research Foundation (“CRF”). The goal of the CRF Agreement is for CRF to contribute funding to help with the advancement of the Company’s choroideremia research program. The Company is responsible for all decision making and execution of any and all of the related activities to be completed in its sole discretion. The initial term of the CRF Research Plan is two years. The agreement includes contribution to CRF of up to $2.5 million upon certain development or approval milestones. The overall arrangement has automatic extensions of up to three additional years. As of March 31, 2021, no milestones have been achieved. Revenue was fully recognized for this agreement in the year ended December 31, 2017.

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

The Company identified a single combined performance obligation for the license, research services and participation in the JSC and concluded that Roche’s option does not represent a material right and should be allocated to the single performance obligation and recognized as revenue upon Roche’s exercise of the option. The transaction price related to the agreement upon adoption of ASC 606 included the $21.0 million non-refundable upfront fee and $10.7 million for estimated reimbursements for research and development services at the agreed upon full-time employee rate and third-party costs. The Company’s contract with Roche does not include a significant financing component. The Company further concluded that the transaction price should not include the variable consideration related to development milestones as they were considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in the future. The Company excluded any consideration related to sales-based milestones, including royalties, which are recognized when the related sales occur. The transaction price and estimated period of performance are re-evaluated at each reporting period and adjusted as needed to reflect increases in the scope of the project, reimbursable expenses and other conditions affecting variable consideration.

For the three months ended March 31, 2021, there were immaterial adjustments to the transaction price and total budgeted costs. For the three months ended March 31, 2020, an adjustment of $4.7 million was made to the transaction price to reflect an increase in the scope of the project and expected reimbursable costs. These adjustments resulted in a $1.4 million increase in revenue recognized in the three months ended March 31, 2020 related to the performance obligations partially satisfied in periods prior to January 1, 2020.

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $1.6 million and $3.4 million, respectively. As of March 31, 2021 and December 31, 2020, deferred revenue relating to the Roche Agreement was $13.7 million and $14.3 million, respectively. Accounts receivable from Roche under this agreement as of March 31, 2021 and December 31, 2020 was $1.0 million and $1.1 million, respectively. As of March 31, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation was $24.2 million and $25.8 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next three to four years as the Company continues to develop nominated products until the initiation of pivotal studies.

CFF

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The agreement was subsequently amended in September 2017, August 2018 and February 2021 (all four agreements are collectively referred to as the “CFF Agreement”). The total amount of the award under the CFF Agreement is $3.5 million. As of March 31, 2021 and December 31, 2020, the Company achieved milestones totaling $1.3 million under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the three months ended March 31, 2021 and March 31, 2020 was immaterial. As of March 31, 2021 and December 31, 2020, deferred revenue relating to the CFF Agreement was $1.1 million. Accounts receivable from CFF under the CFF Agreement as of March 31, 2021 and December 31, 2020 was $0 and $0.4 million, respectively. As of March 31, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.1 million. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next two to three years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. The Company determined the estimated fair value of this derivative liability to be $0.2 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively. See Note 13 for further discussion of the embedded derivative.

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

During the three months ended March 31, 2021 and 2020, the Company incurred immaterial expenses under the provisions of the UC Agreements.

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

In May 2019, the Company amended the second lease agreement executed in October 2018 to add additional office and laboratory space. The amendment extended the term of the lease to December 31, 2029. The Company did not have to pay rent until December 2019. The lease agreement also included a tenant improvement allowance, which was increased to $2.3 million in February 2021 pursuant to a second amendment to the second lease agreement.

The Company recognizes rent expense on a straight-line basis over the lease term with the difference between the rent payments and the straight-line rent expense recorded as deferred rent. Rent expense for each of the three months ended March 31, 2021 and 2020 was $0.8 million. Deferred rent as of March 31, 2021 and December 31, 2020 was $1.6 million. In conjunction with the lease agreements and amendments, the Company paid security deposits of $0.6 million, which is included in other assets within the balance sheets as of March 31, 2021 and December 31, 2020.

The following table summarizes the Company’s future minimum commitments under lease contracts as of March 31, 2021 (in thousands):

2021 (remaining 9 months)	$2,225
2022	3,035
2023	3,115
2024	3,205
2025	3,258
2026 and beyond	11,820
Total	$26,658

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

In April 2021, the Company executed a settlement with a former employee which resulted in the issuance of a warrant for 40,000 shares of common stock with an exercise price of $9.41. Included in Accrued and Other Current Liabilities within the condensed balance sheet at March 31, 2021 is a $1.1 million accrual relating to the executed settlement. As of December 31, 2020, $1.4 million was accrued for the estimated settlement.

9. Common Stock

As of each of March 31, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

As of March 31, 2021 and December 31, 2020, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31, 2021	December 31, 2020
Issuance of common stock under the 2020 Equity Incentive Plan	3,158,754	2,606,546
Issuance of common stock under the Employee Stock Purchase Plan	519,156	252,337
Exercise of options issued and outstanding	3,963,608	3,194,113
Exercise of common stock warrants	98,669	98,669
Total common stock reserved	7,740,187	6,151,665

10. Stock-based Compensation

2020 Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by our board of directors, provided, however, no more than 18,000,000 shares of our common stock may be issued upon the exercise of incentive stock options. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. On March 25, 2021, the Company authorized an additional 1,334,099 shares of common stock to be available for issuance under the 2020 Plan, as a result of the operation of an automatic annual increase provision. As of March 31, 2021, there were 3,158,754 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 plan continues to govern the terms of options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of March 31, 2021, options to purchase 3,176,508 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors. If an individual owns stock representing more than 10% of the Company’s outstanding shares, the exercise price of each share shall be at least 110% of the fair market value on the date of grant.

No additional grants will be made under the 2015 Plan, and all outstanding grants under the 2015 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2020 Plan in accordance with its terms.

Employee Stock Purchase Plan

In December 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the 2020 ESPP, 252,337 shares of our common stock were initially reserved for employee purchases of our common stock under terms and provisions established by the Board of Directors and approved by our stockholders. The number of shares reserved for future issuance under the 2020 ESPP will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by our board of directors, provided, however, no more than 15,000,000 shares of our common stock may be issued under the plan. Under the 2020 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2020 ESPP provides for a series of overlapping 24-month offering periods comprised of four six-month purchase periods. The initial offering period under the ESPP will be longer than 24 months, commencing February 15, 2021 and ending on May 14, 2023. Contributions under the 2020 ESPP are limited to a maximum of 15% of an employee's eligible compensation. On March 25, 2021, the Company authorized an additional 266,819 shares of common stock to be available for future issuance under the 2020 ESPP, as a result of the operation of an automatic annual increase provision.

Stock Options

The following table summarizes the stock options activity:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options
Balances at December 31, 2020	2,606,546	3,194,113
Options authorized	1,334,099	—
Options granted	(787,100)	787,100
Options exercised	—	(12,396)
Options forfeited	5,209	(5,209)
Balances at March 31, 2021	3,158,754	3,963,608
Shares exercisable at March 31, 2021		1,355,485
Shares vested and expected to vest at March 31, 2021		3,963,608

The following table is a summary of stock compensation expense for employees and nonemployees by function (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,113	$636
General and administrative	1,216	447
Total stock-based compensation	$2,329	$1,083

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The fair value of stock options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31,
	2021	2020
Expected term	6.0 - 6.3 years	6.0 - 6.3 years
Expected volatility	83.1% - 83.5%	82.1% - 82.1%
Risk-free interest rate	0.6% - 1.1%	0.7% - 0.7%
Expected dividend yield	—%	—%

Expected Term.    The expected term for employee options is calculated using the simplified method as the Company does not have sufficient historical information to provide a basis for estimate. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected term for nonemployee options is the contractual term of the options.

Expected Volatility.    The expected volatility is estimated based on a study of publicly traded peer companies as the Company does not have sufficient trading history for its common stock. The Company selects the peer group based on similarities in industry, stage of development, size and financial leverage with the Company’s principal business operations. For each grant, the Company measured historical volatility over a period equivalent to the expected term.

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

11. Common Stock Warrants

In 2016, the Company issued a warrant for 45,000 shares of the Company’s common stock to a service provider with an exercise price of $1.14 per share, of which 15,000 warrant shares become exercisable upon completion of an offering of securities in a private placement by the Company with net proceeds in excess of $25.0 million and 30,000 warrant shares become exercisable upon completion of an IPO by the Company. The warrant expires in 2023. As the services had been completed at the date the warrant had been issued, the fair value of the warrant was determined at the issuance date. 15,000 of these warrant shares became exercisable upon the completion of the Series B financing in 2018 and 30,000 of these warrants became exercisable upon completion of the IPO in 2020. No expense was recognized during the three months ended March 31, 2021 and 2020 with respect to the warrant shares.

In May 2018, the Company issued a warrant for 23,669 shares of the Company’s common stock to a service provider with an exercise price of $3.19 per share and recorded $0.1 million within additional paid-in-capital upon issuance of the warrant. The warrant expires in 2025.

In December 2020, the Company issued a warrant for 30,000 shares of the Company’s common stock to a service provider with an exercise price of $18.00 per share. This warrant vests over a period of four years and expires in 2027. The fair value of the warrant was determined at the issuance date using the Black-Scholes Model. For the three months ended March 31, 2021, expense related to the vested portion of warrant shares was immaterial and recorded within operating expenses in the statements of operations and comprehensive loss and within additional paid-in-capital on the condensed balance sheets.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss attributable to common stockholders	$(16,406)	$(13,160)
Denominator
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	26,690,167	5,183,845
Net loss per share attributable to common stockholders—basic and diluted	$(0.61)	$(2.54)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2021	2020
Redeemable convertible preferred stock	—	7,375,631
Options to purchase common stock	3,963,608	2,532,819
Common stock warrants	98,669	68,669
Total	4,062,277	9,977,119

13. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of $0 to $10.6 million at March 31, 2021 and December 31, 2020), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at March 31, 2021 and 3.4% to 12.3% at December 31, 2020) and the discount rate (14% at March 31, 2021 and December 31, 2020). The Company determined the fair value of this derivative liability was $0.2 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively.

14. Related Party Transactions

During the three months ended March 31, 2021 and 2020, the Company paid $32,000 and $13,000, respectively, to David Schaffer, Ph.D., the co-founder, director and Chief Scientific Advisor of the Company for consulting services and his services as a member of the Company’s board of directors. In April 2019, the Company entered into two sponsored research agreements (“SRAs”) with the UC Regents to conduct research in a research facility on the U.C. Berkeley campus, under the direction of Dr. Schaffer. The SRAs have a three year term ending in May 2022. Under the SRAs, the Company has an option to license (on a royalty-bearing basis) all intellectual property generated under the SRAs. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company can terminate the SRAs for convenience and without cause with 60 days’ notice. The total amount the Company is committed to pay to the UC Regents under the SRAs is $1.5 million, which was fully paid as of March 31, 2021. In March 2021, the Company entered into another sponsored research agreement with the UC Regents to conduct research in laboratories on the U.C. Berkeley campus that are under the direction of Dr. Schaffer and another U.C. Berkeley professor covering investigations into how machine learning approaches may enhance AAV capsid engineering (the “Machine Learning SRA”). Pursuant to the Machine Learning SRA, the Company has committed to pay the UC Regents a total of $1.4 million. The Machine Learning SRA has a three-year term ending in 2024. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company can terminate the SRAs for convenience and without cause with 60 days’ notice. While the Machine Learning SRA is between the Company and the UC Regents, the payments under the SRA will be used to fund the lab under the direction of Dr. Schaffer. As of March 31, 2021 and December 31, 2020, accounts payable related to the SRAs and Machine Learning SRA was $0 and $0.2 million, respectively.

15. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $0.1 million for each of the three month periods ended March 31, 2021 and 2020.

16. Subsequent Events

In April 2021, the Company issued a warrant to purchase 40,000 shares of common stock to a former employee in settlement of a claim. See Note 8, Commitments and Contingencies, for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (this “report”). This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this report.

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

We have funded our operations primarily through the sale and issuance of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements. In December 2020, we completed our IPO and issued and sold 9,660,000 shares of common stock at a price to the public of $23.00 per share. The aggregate net proceeds from our IPO were $204.7 million after deducting underwriting discounts and commissions and other offering costs. As of March 31, 2021, we had cash and cash equivalents of $259.9 million.

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

Our net losses were $16.4 million and $13.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $152.1 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future. The primary drivers for revenue consist of the following:

•

Roche: In November 2017, we entered into a collaboration and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”). We received an upfront payment of $21.0 million in 2017 and are reimbursed for our internal and third-party costs and are entitled to contingent payments, including milestone payments. In 2020, we received milestone payments totaling $10.0 million, which were comprised of a $5.0 million milestone payment upon the release of clinical trial material for our Phase 1 clinical trial for 4D-110 to treat choroideremia in the second quarter of 2020 and an additional $5.0 million milestone payment upon dosing our first patient in the trial in the third quarter of 2020. We began recognizing revenue related to this agreement in 2017 and expect to continue to recognize revenue over the next three to four years.

See Note 6 to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.
•

uniQure: In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue. We began recognizing revenue related to the amendment and new agreement in 2020 and expect to recognize revenue over the next 1.5 to 2.5 years. See Note 6 to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this transaction.

Future collaboration and license revenue is highly dependent on the successful development and commercialization of products by our collaboration partners, which is uncertain, and revenue may fluctuate significantly from period to period. Additionally, we may never receive the consideration from our license agreements that is contemplated for option fees, development and sales-based milestone payments or royalties on sales of licensed products, given the contingent nature of these payments. We expect that our collaboration and license revenue in 2021 will primarily be from Roche and uniQure. If our agreements with Roche or uniQure were terminated, it could materially impact the amount of license revenue we recognize in future periods.

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

We expense all research and development costs in the periods in which they are incurred. We have entered into various agreements with CROs and CMOs. Costs of certain activities performed by these CROs and CMOs are recognized based on an evaluation of the progress to completion of specific tasks. Payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our balance sheet. The capitalized amounts are recognized as expense as the goods are delivered or the related services are performed.

We do not allocate our costs by product candidate, as a significant amount of research and development expenses includes internal costs, such as payroll and other personnel expenses, laboratory supplies and allocated overhead, and external costs, such as fees paid to third parties to conduct research and development activities on our behalf, none of which are tracked by product candidate. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs and, therefore, the costs cannot be allocated to a particular product candidate or development program.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expense for our personnel in executive, finance and accounting, human resources, business development and other administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, accounting and tax services, allocated facility-related costs, information technology costs, depreciation expense and other overhead related to our executive, finance and accounting, human resources, business development and other administrative functions.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue:
Collaboration and license revenue	$2,000	$3,411	$(1,411)	(41.4)%
Collaboration and license revenue, related parties	—	124	(124)	(100.0)%
Total revenue	2,000	3,535	(1,535)	(43.4)%
Operating Expenses:
Research and development	12,769	13,158	(389)	(3.0)%
General and administrative	5,543	3,654	1,889	51.7%
Total operating expenses	18,312	16,812	1,500	8.9%
Loss from operations	(16,312)	(13,277)	(3,035)	22.9%
Other Income (Expense)	(94)	117	(211)	(180.3)%
Net loss and comprehensive loss	$(16,406)	$(13,160)	$(3,246)	24.7%

Revenue

Revenue decreased $1.5 million, or 43%, from the three months ended March 31, 2020 to the three months ended March 31, 2021 due to a $1.8 million decrease in revenue recognized under our collaboration and license agreement with Roche, partially offset by a $0.3 million increase in revenue recognized under our collaboration and license agreement with uniQure.

 Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
External expenses	$6,312	$7,949	(1,637)	-21%
Payroll and personnel expenses	5,101	3,873	1,228	32%
Other research and development expenses	1,356	1,336	20	1%
Total research and development expenses	$12,769	$13,158	$(389)	-3%

Research and development expense decreased $0.4 million, or 3%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. The decrease was due to the following:

•	a $1.6 million decrease in external costs primarily related to decreased manufacturing expense for clinical trial material; which was partially offset by
•

a $1.2 million increase in payroll and personnel expenses due to increased headcount of research and development personnel, including a $0.5 million increase in employee stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $1.9 million, or 52%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase was due to the following:

•	a $1.0 million increase for payroll and personnel expenses, including a $0.7 million increase in employee stock-based compensation expense; and
•	a $0.7 million increase for business insurance, primarily driven by increased directors and officer insurance premiums incurred in connection with being a public company.

Other Income (Expense)

Other income (expense) decreased $0.2 million from the three months ended March 31, 2020 to the three months ended March 31, 2021 primarily due to lower interest income due to lower interest rates and increased expense due to the adjustment for the change in the fair value of our derivative liability.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of our equity securities, including from the sale of our common stock in our IPO and the sale of our redeemable preferred stock, which converted into common stock upon our IPO, and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In December 2020, we completed our IPO. We issued and sold 9,660,000 shares of common stock at a price to the public of $23.00 per share. The aggregate net proceeds from our IPO were $204.7 million after deducting underwriting discounts and commissions and other offering costs. As of March 31, 2021, we had cash and cash equivalents of $259.9 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $152.1 million as of March 31, 2021. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

We believe that our existing cash and cash equivalents will allow us to fund our planned operations for at least one year from the date of the issuance of the unaudited condensed financial statements for the three months ended March 31, 2021.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(15,372)	$(13,870)
Net cash used in investing activities	(642)	(721)
Net cash used in financing activities	(847)	(389)
Net decrease in cash and cash equivalents	$(16,861)	$(14,980)

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.4 million for the three months ended March 31, 2021. This was primarily due to the net loss of $16.4 million, adjusted for noncash charges of $2.8 million and net changes in operating assets and liabilities of $1.8 million. Noncash charges included $2.3 million of stock-based compensation and $0.4 million of depreciation and amortization. Net changes in operating assets and liabilities included a $1.5 million decrease in accrued and other current liabilities, $1.0 million decrease in deferred revenue and $0.6 million decrease in accounts payable, which were partially offset by a $0.8 million decrease in prepaid expenses and other current assets and $0.5 million decrease in accounts receivable.

 Net cash used in operating activities was $13.9 million for the three months ended March 31, 2020. This was primarily due to the net loss of $13.2 million, adjusted for noncash charges of 1.4 million and net changes in operating assets and liabilities of $2.2 million.  Noncash charges included $1.1 million of stock-based compensation expense and $0.3 million of depreciation and amortization. Net changes in operating assets and liabilities included a $2.7 million decrease in deferred revenue and $0.3 million decrease in accounts payable, which were partially offset by a $0.6 million increase in accrued and other liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.6 million for three months ended March 31, 2021, all of which was used to purchase property and equipment.

Net cash used in investing activities was $0.7 million for the year ended March 31, 2020, all of which was used to purchase property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2021. This was primarily due to the payments of public offering costs of $0.9 million.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2020. This was primarily due to the payments of offering costs.

Contractual Obligations, Commitments and Contingencies

Our commitments include obligations under vendor contracts to provide research services and other purchase commitments with our vendors. In the normal course of business, we enter into services agreements with contract research organizations, contract manufacturing organizations and other third parties. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the agreement. The actual amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of the services to be provided. See Note 8, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this report for further details.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenue and expenses during the reported periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2021, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included elsewhere in this report for information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021, we had cash and cash equivalents of $259.9 million, consisting of bank deposits and interest-bearing money market funds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents.

We do not believe that inflation or interest rate changes have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section of this Quarterly Report on Form 10-Q “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the following risks actually occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors and elsewhere will include harm to our business, reputation, financial condition, results of operations, future prospects and stock price. If our business is seriously harmed, the market price of our common stock could decline, and you could lose part or all of your investment.

Risk Factor Summary

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. The following is a summary of the principal risks that could seriously harm our business, all of which are more fully described below. This summary should be read in conjunction with the other risk factors included in this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

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

We are a clinical-stage gene therapy company pioneering the development of product candidates using our targeted and evolved AAV vectors. We commenced operations in September 2013, have no products approved for commercial sale and have not generated any product revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. If our product candidates are not successfully developed and approved, we may never generate any product revenue. To date, we have not completed any clinical trials (including any pivotal clinical trial), obtained marketing approval for any product candidates, manufactured commercial scale quantities of any of our product candidates or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will be seriously harmed.

We have had recurring net losses, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred recurring net losses, including net losses of $16.4 million and $13.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $152.1 million.

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

We expect to continue to incur significant and increasingly higher expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	progress our current and any future product candidates through preclinical and clinical development;
•	experience delays in our preclinical studies and clinical trials, whether current or planned, due to the novel coronavirus (“COVID-19”) pandemic, or other factors;
•	expand our manufacturing facilities and work with our contract manufacturers to scale up the manufacturing processes for our product candidates;
•	continue our research and discovery activities;
•	continue the development of our Therapeutic Vector Evolution platform;
•	initiate and conduct additional preclinical, clinical or other studies for our product candidates;
•	change or add additional contract manufacturers or suppliers;
•	seek regulatory approvals and marketing authorizations for our product candidates;
•	establish sales, marketing and distribution infrastructure to commercialize any products for which we obtain approval;
•	acquire or in-license product candidates, intellectual property and technologies;
•	make milestone, royalty or other payments due under any current or future collaboration or license agreements;
•	obtain, maintain, expand, protect and enforce our intellectual property portfolio;
•	attract, hire and retain qualified personnel;
•	experience any delays or encounter other issues related to our operations;
•	meet the requirements and demands of being a public company;
•	defend against any product liability claims or other lawsuits related to our products; and
•	address the impact of the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through the sale of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements. We have initiated clinical trials, which are ongoing, and have several other product candidates in preclinical development that may enter clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early stage research projects, continue preclinical and clinical development of our product candidates and, in particular, advance our product candidates through clinical trials. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial funding.

As of March 31, 2021, we had $259.9 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will allow us to fund our planned operations for at least one year from the date of the issuance of the financial statements included in this Form 10-Q.

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

For example, we expect that most of our collaboration and license revenue for the year ended December 31, 2021 will be from Roche. The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, and we have never generated any revenue from product sales, and we may never generate product revenue or be profitable.

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
•

the COVID-19 pandemic, which has resulted in, and in the future may continue to result in delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols;

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
•

acceptance by physicians, payors and patients of the benefits, safety and efficacy of our product candidates, or any future product candidates, if approved, including relative to alternative and competing treatments;

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

In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will be negatively affected by COVID-19, which could seriously harm our business. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise seriously harm our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories will be delayed.

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

The COVID-19 pandemic continues to rapidly evolve, including the spread of new variants that have proven to be more contagious and deadly. The extent to which the COVID-19 pandemic may affect our clinical trials, business, financial condition and results of operations will depend on future developments (such as the prevalence of new variants, continued difficulties in the vaccine rollout or reluctance of individuals to get inoculated), which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required, or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could seriously harm our business.

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

We have a small operational manufacturing facility that we are using to manufacture clinical trial material. In addition, we have leased approximately 17,000 square feet of space primarily for our second manufacturing facility in Emeryville, California, a large portion of which we plan to devote to manufacturing activities for our clinical trials. We may face delays in the production of clinical supply at our manufacturing facility and cannot guarantee when our facility will be able to produce sufficient quantities of product candidates needed to support our planned clinical trials. Any delays in developing our internal manufacturing capabilities may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates through third-party manufacturers. Moreover, changing manufacturing facilities during the clinical development process may also require that we or our collaborators conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements.

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

We have received Fast Track designation for 4D-310 for the treatment of Fabry disease to improve pain, disability and organ dysfunction, and we may seek Fast Track designation for certain future product candidates. However, we may not be able to obtain such designations, and there is no guarantee that 4D-310 will experience a faster regulatory review or obtain regulatory approval.

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

We have received orphan drug designation for 4D-110 for the treatment of choroideremia and for 4D-310 for the treatment of Fabry disease, and we may seek orphan drug designation for certain future product candidates. However, we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and to commercialize our product candidates and may affect the prices we may set.

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

Since its enactment, there have been judicial, U.S. Congressional and executive branch challenges to certain aspects of the ACA. The U.S. Supreme Court is currently reviewing the constitutionality of the

ACA in its entirety. Although the Supreme Court has not yet ruled, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation or other healthcare reform measures of the Biden will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, seriously harm our business.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures and could seriously harm our business.

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
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to certain other healthcare providers, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants, and certified nurse midwives;

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, we have one pending patent application (patent application no. 14/774,972), that was made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. This patent application was made with the support of U.C. Berkeley and relates to our A101 vector. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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

As of March 31, 2021, we had 88 full-time employees. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have experienced cyberattacks, including a phishing attack in September 2019 in which the email account of a single non-officer employee was compromised. Our security controls detected the compromise, and we were able to block the unauthorized access, but not before the attacker was able to use the account to send out additional phishing emails. We do not believe the phishing attack was a material incursion because, among other reasons, we believe that none of our data was accessed or compromised, and we have not incurred any related material remediation costs. Despite the implementation of security measures like those that detected the phishing attack, our internal information technology systems and those of our collaborators, future CROs and other contractors and consultants may be vulnerable to damage from computer viruses, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, denial or degradation of service attacks, unauthorized access or use, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic, we and our third party service providers and partners may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Our third party service providers and partners are also subject to these heightened risks. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information or other similar disruptions.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, imposes, among other things, certain standards on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act (“CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Inability to transfer personal information from the European Union, Switzerland or United Kingdom to the United States or elsewhere, may restrict our activities in those jurisdictions and limit our ability to provide our products and services in those jurisdictions. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the United Kingdom for a four-year period, subject to subsequent extensions.

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

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Further, the stock market in general has been highly volatile due to the COVID-19 pandemic and political uncertainty in the United States. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Since the completion of our initial public offering (“IPO”) in December 2020, the price of our common stock has been volatile, and we expect such volatility to continue. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of the market standoff and lock-up agreements executed in connection with our IPO, the early release of these agreements or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock. As of March 31, 2021 we have 26,694,379 shares of our common stock outstanding. Of these shares, the 9,660,000 shares we sold in IPO in December 2020, may be sold in the public market immediately, unless purchased by our affiliates. The remaining 17,034,379 shares, or 63.8%

of our outstanding shares as of March 31, 2021, are currently prohibited or otherwise restricted under securities laws, market standoff agreements entered into by our stockholders with us, or lock-up agreements entered into by our stockholders with the underwriters. However, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, prohibitions and restrictions on the sale of these shares in the public market will be lifted beginning June 9, 2021. Goldman Sachs & Co. LLC, BofA Securities, Inc. and Evercore Group L.L.C. may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Shares issued upon the exercise of stock options outstanding under our equity incentive plans, or pursuant to future awards granted under those plans, will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”).

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 46.2% of our outstanding common stock as of March 31, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

To date, we have not conducted a review of our internal control for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend in part on CROs to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would seriously harm our business.

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

We may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as disputes or employment claims made by our current or former employees. Any litigation, whether meritorious or not, could harm our reputation, will increase our costs and may divert management’s attention, time and resources, which may in turn seriously harm our business. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On April 28, 2021, we issued a warrant to purchase 40,000 shares of our common stock at an exercise price per share of $9.41 (the “Warrant”). The Warrant was issued as part of a settlement with a former employee.  See Note 8, Commitments and Contingencies, for further discussion. The offering of the Warrant and the issuance of the shares pursuant to the exercise thereof were made in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder as transactions not involving any public offering. The holder of the Warrant represented that he was an accredited investor as defined under the Securities Act and the Warrant was issued with a restrictive legend affixed thereto and any shares of common stock issued pursuant to the Warrant will have a restrictive legend affixed.

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	12/15/20	3.2

4.1	Description of Securities of the Registrant	10-K	3/25/21	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 29, 2020, among the Registrant and the investors party thereto.	S-1/A	12/7/20	4.3

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020, has been formatted in Inline XBRL.				X
*

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of 4D Molecular Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

4D Molecular Therapeutics, Inc.

Date: May 13, 2021	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: May 13, 2021	By:	/s/ August J. Moretti
August J. Moretti
Chief Financial Officer Principal Financial and Accounting Officer