Form 10-Q
period 2021-06-30
4D Molecular Therapeutics Inc.
filed 2021-08-12
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, the registrant had shares of 26,988,255 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the success, cost and timing of our development activities, preclinical studies and clinical trials, including our clinical trials for 4D-310, 4D-125 and 4D-110 and the initiation of clinical trials for 4D-150 and 4D-710;

•	the timing of IND-enabling studies and results from such studies, including our IND-enabling studies in 4D-150 and 4D-710;
•	the timing and success of lead optimization for our product candidates in lead optimization;
•	the translation of our preclinical results and data into future clinical trials in humans;
•	the timing of any manufacturing runs for materials to be used in patient trials;
•	the number, size and design of our planned clinical trials, and what regulatory authorities may require to obtain marketing approval;
•	the potential effects of the COVID-19 pandemic on our preclinical and clinical programs and business;
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
•

the expected potential benefits of strategic collaboration agreements, including our relationships with uniQure and CFF, and our ability to attract collaborators with development, regulatory and commercialization expertise;

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

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$243,743	$276,726
Accounts receivable	1,218	1,486
Prepaid expenses and other current assets (includes $768 and $169 at June 30, 2021 and December 31, 2020, respectively, attributable to related parties)	3,791	4,444
Total current assets	248,752	282,656
Property and equipment, net	5,580	5,073
Other assets	602	602
Total assets	$254,934	$288,331
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes $0 and $173 at June 30, 2021 and December 31, 2020, respectively, attributable to related parties)	$1,962	$1,787
Accrued and other current liabilities	4,892	8,371
Deferred revenue	3,016	6,586
Total current liabilities	9,870	16,744
Deferred revenue, net of current portion	2,342	13,226
Derivative liability	207	122
Other liabilities	1,869	1,852
Total liabilities	14,288	31,944
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at June 30, 2021 and December 31, 2020; 26,891,857 and 26,681,983 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in-capital	400,317	392,063
Accumulated deficit	(159,674)	(135,679)
Total stockholders’ equity	240,646	256,387
Total liabilities and stockholders’ equity	$254,934	$288,331

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Collaboration and license revenue	$14,580	$3,508	$16,580	$6,919
Collaboration and license revenue, related parties	—	125	—	249
Total revenue	14,580	3,633	16,580	7,168
Operating expenses:
Research and development (includes $262 and $134 for the three months ended June 30, 2021 and 2020 and $410 and $258 for the six months ended June 30, 2021 and 2020, respectively, attributable to related parties)	15,223	15,720	27,992	28,878
General and administrative	6,953	3,062	12,496	6,716
Total operating expenses	22,176	18,782	40,488	35,594
Loss from operations	(7,596)	(15,149)	(23,908)	(28,426)
Other income (expense):
Interest income	7	14	14	144
Other expense, net	—	(18)	(101)	(31)
Total other income (expense)	7	(4)	(87)	113
Net loss and comprehensive loss	$(7,589)	$(15,153)	$(23,995)	$(28,313)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(2.92)	$(0.90)	$(5.46)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	26,739,149	5,183,955	26,715,014	5,183,900

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock

and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	26,681,983	$3	$392,063	$(135,679)	$256,387
Issuance of common stock upon exercise of stock options	12,396	—	99	—	99
Stock-based compensation	—	—	2,329	—	2,329
Vesting of common stock warrants	—	—	22	—	22
Net loss	—	—	—	(16,406)	(16,406)
Balances at March 31, 2021	26,694,379	$3	$394,513	$(152,085)	$242,431
Issuance of common stock upon exercise of stock options and warrants	197,478	—	820	—	820
Stock-based compensation	—	—	3,816	—	3,816
Issuance of common stock warrant	—	—	1,146	—	1,146
Vesting of common stock warrants	—	—	22	—	22
Net loss	—	—	—	(7,589)	(7,589)
Balances at June 30, 2021	26,891,857	$3	$400,317	$(159,674)	$240,646

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2019	7,375,631	$102,980	5,178,955	$1	$6,054	$(79,025)	$(72,970)
Issuance of common stock upon exercise of stock options	—	—	5,000	—	5	—	5
Stock-based compensation	—	—	—	—	1,083	—	1,083
Cumulative effect of adoption of ASU 2018-07	—	—	—	—	(39)	39	—
Net loss	—	—	—	—	—	(13,160)	(13,160)
Balances at March 31, 2020	7,375,631	$102,980	5,183,955	$1	$7,103	$(92,146)	$(85,042)
Issuance of redeemable convertible preferred stock, net of $3,138 of issuance cost	4,200,353	72,468	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,037	—	1,037
Net loss	—	—	—	—	—	(15,153)	(15,153)
Balances at June 30, 2020	11,575,984	$175,448	5,183,955	$1	$8,140	$(107,299)	$(99,158)

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(23,995)	$(28,313)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	6,145	2,120
Vesting of common stock warrant in return for services	44	—
Change in fair value of derivative liability	85	11
Depreciation and amortization	751	703
Loss on disposition of property and equipment	2	—
Changes in operating assets and liabilities
Accounts receivable	268	250
Prepaid expenses and other current assets	653	(503)
Other assets	—	15
Accounts payable	(172)	2,251
Accrued and other liabilities	(904)	4,019
Deferred revenue	(14,454)	(592)
Net cash used in operating activities	(31,577)	(20,039)
Cash flows from investing activities
Acquisition of property and equipment	(1,379)	(841)
Net cash used in investing activities	(1,379)	(841)
Cash flows from financing activities
Issuance of redeemable convertible preferred stock, net of issuance costs	—	72,468
Proceeds from the exercise of stock options and warrants	919	5
Payments of offering costs	(946)	(368)
Net cash (used in) provided by financing activities	(27)	72,105
Net increase (decrease) in cash and cash equivalents	(32,983)	51,225
Cash and cash equivalents, beginning of period	276,726	49,652
Cash and cash equivalents, end of period	$243,743	$100,877
Supplemental disclosures of non-cash investing and financing information
Issuance of common stock warrant to settle liability	$1,146	$—
Purchases of property and equipment in accounts payable and accrued and other liabilities	$347	$304
Unpaid offering costs	$—	$10

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $159.7 million as of June 30, 2021. The Company believes that its cash and cash equivalents as of June 30, 2021 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these financial statements. The Company has historically financed its operations primarily through the sale of equity securities and, to a lesser extent from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company currently plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

The accompanying financial information for the three and six months ended June 30, 2021 and 2020 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2021 and its results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2021. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to the financial statements in future reporting periods.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	98%	98%	96%	97%
Customer B	*	*	*	*
Total	98%	98%	96%	97%

*	Less than 10%

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total accounts receivable are as follows:

	June 30, 2021	December 31, 2020
Customer A	100%	74%
Customer B	*	26%
Total	100%	100%

*	Less than 10%

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Netherlands	$267	$125	$659	$249
Switzerland	14,297	3,571	15,902	6,959
United States	16	(63)	19	(40)
	$14,580	$3,633	$16,580	$7,168

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

The extent of the impact of the COVID-19 pandemic on the Company’s business will depend upon the duration and spread of the outbreak and the extent and severity of its impact on the Company’s clinical trial activities, research activities and suppliers, all of which are uncertain and cannot be predicted. The extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

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

Upon completion of the Company’s IPO, all outstanding shares of redeemable convertible preferred shares were automatically converted to common stock. As of June 30, 2021 and December 31, 2020, there was no outstanding preferred stock.

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

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	June 30, 2021
Assets
Money market funds	$243,368	$—	$—	$243,368
Total	$243,368	$—	$—	$243,368
Liabilities
Derivative liability	$—	$—	$207	$207
Total	$—	$—	$207	$207

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2020
Assets
Money market funds	$276,726	$—	$—	$276,726
Total	$276,726	$—	$—	$276,726
Liabilities
Derivative liability	$—	$—	$122	$122
Total	$—	$—	$122	$122

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

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments during the periods ended June 30, 2021 and 2020 (in thousands):

Derivative Liability
Balance as of December 31, 2020	$122
Change in fair value included in other income (expense), net	85
Balance as of June 30, 2021	$207

Derivative Liability
Balance as of December 31, 2019	$101
Change in fair value included in other income (expense), net	11
Balance as of June 30, 2020	$112

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Machinery and equipment	$5,650	$4,911
Leasehold improvements	2,527	2,527
Furniture and fixtures	464	473
Office equipment	101	101
Computer equipment and software	366	366
Construction in progress	1,060	539
Total property and equipment	10,168	8,917
Less: Accumulated depreciation and amortization	(4,588)	(3,844)
Property and equipment, net	$5,580	$5,073

All property and equipment are maintained in the United States. Depreciation expense was $0.4 million for each of the three months ended June 30, 2021 and 2020. Depreciation expense was $0.8 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.

5. Accrued and Other Liabilities, Current and Noncurrent

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Payroll and related	$2,407	$3,437
Accrued clinical and preclinical study costs	1,383	869
Consulting and professional	746	3,574
Other accrued expenses	356	491
Total accrued and other current liabilities	$4,892	$8,371

Other liabilities, noncurrent consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred rent, noncurrent	$1,314	$1,237
Other payable, noncurrent	555	615
Total other liabilities, noncurrent	$1,869	$1,852

6. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
uniQure	$267	$125	$659	$249
Roche	14,297	3,571	15,902	6,959
CFF	16	(63)	19	(40)
	$14,580	$3,633	$16,580	$7,168

Deferred revenue is summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
uniQure	$3,736	$4,396
Roche	544	14,318
CFF	1,078	1,098
	$5,358	$19,812

The total amount of revenue in the six months ended June 30, 2021, which was included in deferred revenue at January 1, 2021, was $14.0 million. The total amount of revenue in the six months ended June 30, 2020, which was included in deferred revenue at January 1, 2020, was $1.6 million.

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

Neither party was required to pay monetary consideration in connection with the execution of the Amended uniQure Agreement or the Second uniQure Agreement or for subsequent performance by the parties under those agreements, notwithstanding the potential future royalty and sublicense consideration described above. The fair value of the non-monetary consideration given by uniQure to the Company, for the intellectual property right was determined to be $5.1 million. This intellectual property right is considered to be an in-process research and development asset with no alternative future use and, accordingly, was written off as acquired in-process research and development expense in the year ended December 31, 2019.

The incremental transaction price described in the paragraph above was recorded as deferred revenue. The Company identified one single combined performance obligation under ASC 606, which includes the licenses to the New Variants, research services and participation in the joint steering committee (“JSC”). Revenue is recognized using the input method based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. Based on the current estimated timelines, the deferred revenue is expected to be recognized as revenue over approximately one to two years from June 30, 2021.

During the three months ended June 30, 2021 and 2020, the Company recognized revenue of $0.3 million and $0.1 million under the Amended uniQure Agreement and the Second uniQure Agreement, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $0.7 million and $0.2 million, respectively, under both of the Amended uniQure Agreement and the Second uniQure Agreement. As of June 30, 2021 and December 31, 2020, deferred revenue relating to uniQure was $3.7 million and $4.4 million, respectively. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation was $3.7 million and $4.4 million, respectively.

CRF

In November 2015, the Company entered into a research funding and collaboration agreement (the “CRF Agreement”) with the Choroideremia Research Foundation (“CRF”). The goal of the CRF Agreement is for CRF to contribute funding to help with the advancement of the Company’s choroideremia research program. The Company is responsible for all decision making and execution of any and all of the related activities to be completed in its sole discretion. The initial term of the CRF Research Plan is two years. The agreement includes contribution to CRF of up to $2.5 million upon certain development or approval milestones. The overall arrangement has automatic extensions of up to three additional years. As of June 30, 2021, no milestones have been achieved. Revenue was fully recognized for this agreement in the year ended December 31, 2017.

Roche

In November 2017, the Company entered into a collaboration and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”) to discover and develop products containing optimized next generation AAV Vectors focused on ophthalmological diseases and disorders excluding select criteria (the “2017 Roche Agreement”).

At the effective date of the 2017 Roche Agreement, choroideremia was designated a Roche product class and the 4D-110 product was licensed to Roche. The Company was responsible for conducting research and development services prior to pivotal clinical studies, and Roche was responsible for conducting subsequent development and commercialization activities. In addition, Roche agreed to pay for research and development services at the agreed upon full-time employee rate for work performed for choroideremia under the 2017 Roche Agreement, and certain external costs, except for the costs associated with the manufacturing work for choroideremia.

Under the 2017 Roche Agreement, Roche had an option exercisable prior to pivotal clinical studies, to license 4D-125 (for the treatment of XLRP), which was not exercised.

Pursuant to the 2017 Roche Agreement, the Company received a non-refundable upfront payment of $21.0 million as consideration. In addition, the Company was entitled to contingent payments including (i) $1.0 million for each Roche nominated product beyond the first three, (ii) up to $30.0 million upon exercise of the option to convert a product the Company nominated and developed prior to pivotal clinical studies, (iii) development milestone payments of up to $223.0 million, of which $86.0 million related to choroideremia and the rest related to other licensed products; and (iv) sales-based milestones of up to $123.0 million in connection with licensed products. Through June 30, 2021, the Company received $10.0 million for development milestone payments that are non-refundable. The 2017 Roche Agreement also included provisions that entitled the Company to receive royalty payments ranging from the mid-single digits to the mid-teens for the net sales of the licensed products, in each case subject to the reductions in accordance with the terms of the agreement.

The Company identified a single combined performance obligation for the license, research services and participation in the JSC and concluded that Roche’s option did not represent a material right. The Company’s contract with Roche did not include a significant financing component. The Company further concluded that the transaction price should not include the variable consideration related to development milestones as they were considered to be constrained as it was probable that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in the future. The Company excluded any consideration related to sales-based milestones, including royalties, which would be recognized when the related sales occur. The transaction price and estimated period of performance are re-evaluated at each reporting period and adjusted as needed to reflect changes in the scope of the project, reimbursable expenses and other conditions affecting variable consideration.

In June 2021, the Company received from Roche notice of termination without cause of the 2017 Roche Agreement. The termination is effective on September 16, 2021. On the effective date of termination, the licenses granted by the Company to Roche under the 2017 Roche Agreement will terminate in their entirety. Therefore, as of the effective date of termination, Roche will no longer have a license for 4D-110 for the treatment of choroideremia or any other product class and the Company is no longer entitled to receive any further milestones or royalties from Roche. In July 2021, the Company notified Roche of the Company’s election to continue development of choroideremia. As a result, in accordance with the terms of the agreement, all rights to 4D-110 data and intellectual property generated under the collaboration are reverting to the Company. Under the 2017 Roche Agreement, if the Company is required to initiate a new Phase 1/2a Study, the Company would not owe any royalty to Roche on net sales of 4D-110. If, however, the Company moves directly to a pivotal trial of 4D-110, without first being required to conduct a new Phase 1/2a Study, the Company must pay Roche a mid-single digits percentage royalty on the net sales of 4D-110. Pursuant to the 2017 Roche Agreement, the Company expects to continue to receive     reimbursement from Roche for certain research and development services and non-cancellable third-party costs, which may extend beyond the effective date of the termination.

As a result of the termination of the 2017 Roche Agreement, an adjustment of $8.5 million was made to the transaction price to reflect the decrease in expected reimbursable costs for the six months ended June 30, 2021. The decrease in the transaction price and total budgeted costs for the remaining performance obligation resulted in a $10.6 million increase in revenue recognized in the six months ended June 30, 2021 related to performance obligation partially satisfied prior to January 1, 2021. For the six months ended June 30, 2020, an adjustment of $10.1 million was made to the transaction price to reflect a $5.1 million increase in the scope of the project and expected reimbursable costs and the addition of $5.0 million of variable consideration as uncertainty associated with a development milestone was resolved. This adjustment resulted in a $3.0 million increase in revenue recognized in the six months ended June 30, 2020 related to the performance obligation partially satisfied in periods prior to January 1, 2020.

During the three months ended June 30, 2021 and 2020, the Company recognized revenue of $14.3 million and $3.6 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $15.9 million and $7.0 million, respectively. As of June 30, 2021 and December 31, 2020, deferred revenue relating to the 2017 Roche Agreement was $0.5 million and $14.3 million, respectively. Accounts receivable from Roche under this agreement as of June 30, 2021 and December 31, 2020 was $1.2 million and $1.1 million, respectively. As of June 30, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.5 million and $25.8 million, respectively.

CFF

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The agreement was subsequently amended in September 2017, August 2018 and February 2021 (all four agreements are collectively referred to as the “CFF Agreement”). The total amount of the award under the CFF Agreement is $3.5 million. As of June 30, 2021 and December 31, 2020, the Company achieved milestones totaling $1.3 million under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

The Company concluded that the transaction price should not include the variable consideration related to future research milestones as they were considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in the future. The Company re-evaluates the transaction price and estimated period of performance at each reporting date.

Revenue recognized during the three and six months ended June 30, 2021 and June 30, 2020 was immaterial. As of June 30, 2021 and December 31, 2020, deferred revenue relating to the CFF Agreement was $1.1 million. Accounts receivable from CFF under the CFF Agreement as of June 30, 2021 and December 31, 2020 were $0 and $0.4 million, respectively. As of June 30, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.1 million. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next three to four years as the Company performs research services through the completion of IND-enabling studies.

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

In addition, the Company is obligated to make certain contingent payments including (i) development milestones up to $3.1 million, (ii) low single digit royalties on the net sales of its developed products that consists of a minimum annual royalty of up to $0.1 million per year for the term of the Agreement beginning in the first calendar year after the year in which net sales first occurred and (iii) sublicense consideration in the mid-teens to the mid-twenties-range on any future sublicensing arrangements the Company may enter into with third-party licensees.

In July 2021, the Company entered into an exclusive license agreement with the UC Regents and the Trustees of the University Pennsylvania to license intellectual property related to certain vectors. In July 2021, the Company paid a non-refundable license fee of $100,000 to the UC Regents upon execution of the agreement. The Company is obligated to pay a non-refundable license maintenance fee of $10,000 on the one-year anniversary of the contract effective date and each year thereafter, except years for which the Company has paid royalties on the net sales of a licensed product. In addition, the Company is obligated to make certain contingent payments including (i) development milestones up to $3.9 million, (ii) low single digit royalties on the net sales of its licensed products that consists of a minimum annual royalty of up to $0.1 million per year for the term of the Agreement beginning in the first calendar year after the year in which net sales first occurred and (iii) sublicense consideration in the mid-single digits to the low twenties-range on any future sublicensing arrangements the Company may enter into with third-party licensees.

During each of the three months ended June 30, 2021 and 2020, the Company incurred $0.1 million of expense under the provisions of the outstanding license arrangements. During each of the six months ended June 30, 2021 and 2020, the Company incurred $0.1 million of expense under the provisions of the outstanding license arrangements.

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

The Company recognizes rent expense on a straight-line basis over the lease term with the difference between the rent payments and the straight-line rent expense recorded as deferred rent. Rent expense for each of the three months ended June 30, 2021 and 2020 was $0.8 million. Rent expense for each of the six months ended June 30, 2021 and 2020 was $1.5 million. Deferred rent as of June 30, 2021 and December 31, 2020 was $1.6 million. In conjunction with the lease agreements and amendments, the Company paid security deposits of $0.6 million, which is included in other assets within the balance sheets as of June 30, 2021 and December 31, 2020.

The following table summarizes the Company’s future minimum commitments under lease contracts as of June 30, 2021 (in thousands):

2021 (remaining 6 months)	$1,490
2022	3,035
2023	3,115
2024	3,205
2025	3,258
2026 and beyond	11,820
Total	$25,923

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

In April 2021, the Company executed a settlement with a former employee which resulted in the issuance of a warrant for 40,000 shares of common stock with an exercise price of $9.41 per share. The Company previously recorded an accrual within accrued and other current liabilities within the condensed balance sheet at December 31, 2020 to accrue for the settlement. Upon the issuance of the warrant in April 2021, $1.1 million was reclassified from accrued and other current liabilities to additional paid-in capital within the condensed balance sheet as of June 30, 2021.

9. Common Stock

As of each of June 30, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

As of June 30, 2021 and December 31, 2020, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30, 2021	December 31, 2020
Issuance of common stock under the 2020 Equity Incentive Award Plan	2,726,365	2,606,546
Issuance of common stock under the Employee Stock Purchase Plan	519,156	252,337
Exercise of options issued and outstanding	4,238,519	3,194,113
Exercise of common stock warrants	98,669	98,669
Total common stock reserved	7,582,709	6,151,665

10. Stock-based Compensation

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by our board of directors, provided, however, no more than 18,000,000 shares of our common stock may be issued upon the exercise of incentive stock options. In 2021, an additional 1,334,099 shares of common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of June 30, 2021, there were 2,726,365 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 plan continues to govern the terms of options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of June 30, 2021, options to purchase 3,005,281 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors. If an individual owns stock representing more than 10% of the Company’s outstanding shares, the exercise price of each share shall be at least 110% of the fair market value on the date of grant.

No additional grants will be made under the 2015 Plan, and all outstanding grants under the 2015 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2020 Plan in accordance with its terms.

Employee Stock Purchase Plan

In December 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the 2020 ESPP, 252,337 shares of our common stock were initially reserved for employee purchases of our common stock under terms and provisions established by the Board of Directors and approved by our stockholders. The number of shares reserved for future issuance under the 2020 ESPP will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by our board of directors, provided, however, no more than 15,000,000 shares of our common stock may be issued under the plan. On March 25, 2021, an additional 266,819 shares of common stock became available for future issuance under the 2020 ESPP, as a result of the operation of this automatic annual increase provision.

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

Stock Options

The following table summarizes the stock options activity:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options
Balances at December 31, 2020	2,606,546	3,194,113
Options authorized	1,334,099	—
Options granted	(1,240,750)	1,240,750
Options exercised	—	(169,874)
Options forfeited	26,470	(26,470)
Balances at June 30, 2021	2,726,365	4,238,519
Options exercisable at June 30, 2021		1,355,297
Options vested and expected to vest at June 30, 2021		4,238,519

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The fair value of stock options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions for the six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term	5.8 - 6.1 years	6.0 - 6.3 years	5.8 - 6.3 years	6.0 - 6.3 years
Expected volatility	82.8% - 84.3%	83.5% - 83.5%	82.8% - 84.3%	82.1% - 83.5%
Risk-free interest rate	1.0% - 1.1%	0.4% - 0.4%	0.6% - 1.1%	0.4% - 0.7%
Expected dividend yield	—%	—%	—%	—%

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

Stock-Based Compensation Expense

The following table is a summary of stock compensation expense for employees and nonemployees by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,895	$668	$3,008	$1,304
General and administrative	1,921	369	3,137	816
Total stock-based compensation	$3,816	$1,037	$6,145	$2,120

11. Common Stock Warrants

In 2016, the Company issued a warrant for 45,000 shares of the Company’s common stock to a service provider with an exercise price of $1.14 per share, of which 15,000 warrant shares become exercisable upon completion of an offering of securities in a private placement by the Company with net proceeds in excess of $25.0 million and 30,000 warrant shares become exercisable upon completion of an IPO by the Company. The warrant expires in 2023. As the services had been completed at the date the warrant had been issued, the fair value of the warrant was determined at the issuance date. 15,000 of these warrant shares became exercisable upon the completion of the Series B financing in 2018 and 30,000 of these warrants became exercisable upon completion of the IPO in 2020. No expense was recognized during the three months and six months ended June 30, 2021 and 2020 with respect to the warrant shares.

In May 2018, the Company issued a warrant for 23,669 shares of the Company’s common stock to a service provider with an exercise price of $3.19 per share and recorded $0.1 million within additional paid-in-capital upon issuance of the warrant. The warrant expires in 2025.

In December 2020, the Company issued a warrant for 30,000 shares of the Company’s common stock to a service provider with an exercise price of $18.00 per share. This warrant vests over a period of four years and expires in 2027. The fair value of the warrant was determined at the issuance date using the Black-Scholes Model. For the three months and six months ended June 30, 2021, expense related to the vested portion of warrant shares was immaterial and recorded within operating expenses in the statements of operations and comprehensive loss and within additional paid-in-capital on the condensed balance sheets.

In April 2021, the Company issued a warrant for 40,000 shares of the Company’s common stock to a former employee with an exercise price of $9.41 per share as a result of a settlement agreement with such former employee. The warrant was exercised in May 2021. See Note 8 for further discussion on the accounting treatment for this warrant.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(7,589)	$(15,153)	$(23,995)	$(28,313)
Denominator
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	26,739,149	5,183,955	26,715,014	5,183,900
Net loss per share attributable to common stockholders—basic and diluted	$(0.28)	$(2.92)	$(0.90)	$(5.46)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	June 30,
	2021	2020
Redeemable convertible preferred stock	—	11,575,984
Options issued and outstanding	4,238,519	2,399,276
ESPP shares issuable and outstanding	111,589	—
Common stock warrants	98,669	68,669
Total	4,448,777	14,043,929

13. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of $0 to $10.6 million at June 30, 2021 and December 31, 2020), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at June 30, 2021 and 3.4% to 12.3% at December 31, 2020) and the discount rate (14% at June 30, 2021 and December 31, 2020). The Company determined the fair value of this derivative liability was $0.2 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively.

14. Related Party Transactions

During the three months ended June 30, 2021 and 2020, the Company paid $31,000 and no payments, respectively, to David Schaffer, Ph.D., the co-founder, director and Chief Scientific Advisor of the Company for consulting services and his services as a member of the Company’s board of directors. During the six months ended June 30, 2021 and 2020, the Company paid $63,000 and $13,000, respectively, to David Schaffer, Ph.D, for consulting services and his services as a member of the Company’s board of directors. In April 2019, the Company entered into two sponsored research agreements (“SRAs”) with the UC Regents to conduct research in a research facility on the U.C. Berkeley campus, under the direction of Dr. Schaffer. The SRAs have a three year term ending in May 2022. Under the SRAs, the Company has an option to license (on a royalty-bearing basis) all intellectual property generated under the SRAs. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company can terminate the SRAs for convenience and without cause with 60 days’ notice. The total amount the Company is committed to pay to the UC Regents under the SRAs is $1.5 million, which was fully paid as of March 31, 2021. In March 2021, the Company entered into another sponsored research agreement with the UC Regents to conduct research in laboratories on the U.C. Berkeley campus that are under the direction of Dr. Schaffer and another U.C. Berkeley professor covering investigations into how machine learning approaches may enhance AAV capsid engineering (the “Machine Learning SRA”). Pursuant to the Machine Learning SRA, the Company has committed to pay the UC Regents a total of $1.4 million, of which $0.4 million was paid as of June 30, 2021. The Machine Learning SRA has a three-year term ending in 2024. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company can terminate the SRAs for convenience and without cause with 60 days’ notice. While the Machine Learning SRA is between the Company and the UC Regents, the payments under the SRA will be used to fund the lab under the direction of Dr. Schaffer. As of June 30, 2021 and December 31, 2020, accounts payable related to the SRAs and Machine Learning SRA was $0 and $0.2 million, respectively.

15. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $0.1 million for each of the three month periods ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, the Company recorded contribution expenses of $0.3 million and $0.2 million, respectively.

16. Subsequent Events

In July 2021, the Company entered into a license agreement with the UC Regents and the Trustees of the University of Pennsylvania. See Note 7 for further discussion on the license agreement.

In July 2021, the Company notified Roche of the Company’s election to continue development of choroideremia. See Note 6 for further discussion on the continuation election notice.

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

We have built a deep portfolio of gene therapy product candidates initially focused in three therapeutic areas: ophthalmology (intravitreal vector), cardiology (intravenous vector) and pulmonology (aerosol vector). We have three product candidates that are in clinical trials. We are developing 4D-125 for the treatment of X-linked retinitis pigmentosa (“XLRP”), currently in a Phase 1/2 clinical trial with initial clinical activity data expected in the fourth quarter of 2021. We are advancing 4D-110 for the treatment of choroideremia, currently in a Phase 1 clinical trial with initial clinical activity data expected in the fourth quarter of 2021. We received FDA Fast Track designation for 4D-310 for the treatment of Fabry disease, which is currently in a Phase 1/2 clinical trial, with initial clinical data expected in the second half of 2021. Our two IND candidates are 4D-150 for the treatment of wet age-related macular degeneration (“wet AMD”), and 4D-710 for the treatment of cystic fibrosis lung disease. We expect to file the INDs and to initiate clinical trials for both of these programs in the second half of 2021.

We have funded our operations primarily through the sale and issuance of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements. In December 2020, we completed our IPO and issued and sold 9,660,000 shares of common stock at a price to the public of $23.00 per share. The aggregate net proceeds from our IPO were $204.7 million after deducting underwriting discounts and commissions and other offering costs. As of June 30, 2021, we had cash and cash equivalents of $243.7 million.

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

Our net losses were $7.6 million and $15.2 million for the three months ended June 30, 2021 and 2020, respectively, and $24.0 million and $28.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $159.7 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

The global COVID-19 pandemic continues to rapidly evolve, as demonstrated by the recent spread of more contagious and virulent COVID-19 variants, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and the majority of our employees working remotely. We will continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future. The primary drivers for revenue consist of the following:

•

Roche: In November 2017, we entered into a collaboration and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”). We received an upfront payment of $21.0 million in 2017, are reimbursed for our internal and third-party costs and were entitled to contingent payments, including milestone payments. In 2020, we received milestone payments totaling $10.0 million, which were comprised of a $5.0 million milestone payment upon the release of clinical trial material for our Phase 1 clinical trial for 4D-110 to treat choroideremia in the second quarter of 2020 and an additional $5.0 million milestone payment upon dosing our first patient in the trial in the third quarter of 2020. We began recognizing revenue related to this agreement in 2017.

In June 2021, we received notice of termination of the collaboration and license agreement from Roche. The termination will be effective on September 16, 2021. See Note 6 to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

•

uniQure: In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue. We began recognizing revenue related to the amendment and new agreement in 2020 and expect to recognize revenue over the next one to two years. See Note 6 to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

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

Other Income (Expense)

Our other income (expense) primarily consists of interest income earned on our cash equivalents and adjustments for the change in the fair value of our derivative liability which must be remeasured at each reporting date.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$14,580	$3,633	$10,947	301%
Operating Expenses:
Research and development	15,223	15,720	(497)	(3)%
General and administrative	6,953	3,062	3,891	127%
Total operating expenses	22,176	18,782	3,394	18%
Loss from operations	(7,596)	(15,149)	7,553	(50)%
Other Income (Expense)	7	(4)	11	(275)%
Net loss and comprehensive loss	$(7,589)	$(15,153)	$7,564	(50)%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$16,580	$7,168	$9,412	131%
Operating Expenses:
Research and development	27,992	28,878	(886)	(3)%
General and administrative	12,496	6,716	5,780	86%
Total operating expenses	40,488	35,594	4,894	14%
Loss from operations	(23,908)	(28,426)	4,518	(16)%
Other Income (Expense)	(87)	113	(200)	(177)%
Net loss and comprehensive loss	$(23,995)	$(28,313)	$4,318	(15)%

Revenue

Revenue increased $10.9 million, or 301%, from the three months ended June 30, 2020 to the three months ended June 30, 2021 due to a $10.7 million increase in revenue recognized under our collaboration and license agreement with Roche.

Revenue increased $9.4 million, or 131%, from the six months ended June 30, 2020 to the six months ended June 30, 2021 due to a $8.9 million increase in revenue recognized under our collaboration and license agreement with Roche.

During the second quarter of 2021, Roche provided notice of termination of its collaboration and license agreement with us, which becomes effective in the third quarter of 2021. As a result, we recognized significantly more revenue than in prior periods due to adjustments to the transaction price and budget for the remaining performance obligation. See Note 6 to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

 Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
External expenses	$7,436	$10,388	(2,952)	(28)%
Payroll and personnel expenses	6,181	3,951	2,230	56%
Other research and development expenses	1,606	1,381	225	16%
Total research and development expenses	$15,223	$15,720	$(497)	(3)%

Research and development expense decreased $0.5 million, or 3%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. The decrease was primarily due to the following:

•

a $3.0 million decrease in external costs primarily related to a $4.8 million decrease in manufacturing expense for clinical trial material, which was partially offset by a $1.7 million increase in preclinical and clinical expense as we continue to develop novel vectors, identify product candidates and progress our preclinical and clinical trials; which was partially offset by

•

a $2.2 million increase in payroll and personnel expenses due to increased headcount of research and development personnel, including a $1.2 million increase in employee stock-based compensation expense.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
External expenses	$13,748	$18,337	(4,589)	(25)%
Payroll and personnel expenses	11,282	7,824	3,458	44%
Other research and development expenses	2,962	2,717	245	9%
Total research and development expenses	$27,992	$28,878	$(886)	(3)%

Research and development expense decreased $0.9 million, or 3%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The decrease was primarily due to the following:

•

a $4.6 million decrease in external costs primarily related to a $7.5 million decrease in manufacturing expense for clinical trial material, which was partially offset by a $3.2 million increase in preclinical and clinical expense as we continue to develop novel vectors, identify product candidates and progress our preclinical and clinical trials; which was partially offset by

•

a $3.5 million increase in payroll and personnel expenses due to increased headcount of research and development personnel, including a $1.7 million increase in employee stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased $3.9 million, or 127%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. The increase was primarily due to the following:

•

a $2.5 million increase for payroll and personnel expenses due to increased headcount of general and administrative personnel, including a $1.4 million increase in employee stock-based compensation expense;

•	a $0.7 million increase for business insurance, primarily driven by increased directors and officers insurance premiums incurred in connection with being a public company; and
•	a $0.4 million increase for professional services, including legal, accounting and other advisory services.

General and administrative expenses increased $5.8 million, or 86%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase was primarily due to the following:

•

a $3.5 million increase for payroll and personnel expenses due to increased headcount of general and administrative personnel, including a $2.1 million increase in employee stock-based compensation expense;

•	a $1.4 million increase for business insurance, primarily driven by increased directors and officers insurance premiums incurred in connection with being a public company; and
•	a $0.5 million increase for professional services, including legal, accounting and other advisory services.

Other Income (Expense)

We recorded immaterial other income for the three months ended June 30, 2021 compared to immaterial other expense for the three months ended June 30, 2020.

Other expense was $0.1 million for the six months ended June 30, 2021 compared to other income of $0.1 million for the six months ended June 30, 2020, which was primarily attributable to lower interest income due to lower interest rates during the first six months of 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of our equity securities, including from the sale of our common stock in our IPO and the sale of our redeemable preferred stock, which converted into common stock upon our IPO, and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In December 2020, we completed our IPO. We issued and sold 9,660,000 shares of common stock at a price to the public of $23.00 per share. The aggregate net proceeds from our IPO were $204.7 million after deducting underwriting discounts and commissions and other offering costs. As of June 30, 2021, we had cash and cash equivalents of $243.7 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $159.7 million as of June 30, 2021. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. Additionally, we expect our capital expenditures will increase significantly in the future for costs associated with building additional manufacturing capacity and acquiring related manufacturing equipment. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

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

We believe that our existing cash and cash equivalents will allow us to fund our planned operations for at least one year from the date of the issuance of this Quarterly Report on Form 10-Q.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(31,577)	$(20,039)
Net cash used in investing activities	(1,379)	(841)
Net cash (used in) provided by financing activities	(27)	72,105
Net increase (decrease) in cash and cash equivalents	$(32,983)	$51,225

Net Cash Used in Operating Activities

Net cash used in operating activities was $31.6 million for the six months ended June 30, 2021. This was primarily due to the net loss of $24.0 million, adjusted for noncash charges of $7.0 million and net changes in operating assets and liabilities of $14.6 million. Noncash charges included $6.1 million of stock-based compensation and $0.8 million of depreciation and amortization. Net changes in operating assets and liabilities included a $14.5 million decrease in deferred revenue.

 Net cash used in operating activities was $20.0 million for the six months ended June 30, 2020. This was primarily due to the net loss of $28.3 million, adjusted for noncash charges of $2.8 million and net changes in operating assets and liabilities of $5.4 million. Noncash charges included $2.1 million of stock-based compensation expense and $0.7 million of depreciation and amortization. Net changes in operating assets and liabilities included a $4.0 million increase in accrued and other liabilities and a $2.3 million increase in accounts payable, which were partially offset by $0.6 million decrease in deferred revenue and a $0.5 million increase in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.4 million for six months ended June 30, 2021, all of which was used to purchase property and equipment.

Net cash used in investing activities was $0.8 million for the six months ended June 30, 2020, all of which was used to purchase property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was less than $0.1 million for the six months ended June 30, 2021. This was due to payments of public offering costs of $0.9 million, partially offset by $0.9 million of proceeds received from the exercise of stock options and warrants.

Net cash provided by financing activities was $72.1 million for the six months ended June 30, 2020. This was primarily due to the issuance of redeemable convertible preferred stock.

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

During the six months ended June 30, 2021, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our 2020 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, we had cash and cash equivalents of $243.7 million, consisting of bank deposits and interest-bearing money market funds, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $7.6 million and $15.2 million for the three months ended June 30, 2021 and 2020, and $24.0 million and $28.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $159.7 million.

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

As of June 30, 2021, we had $243.7 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will allow us to fund our planned operations for at least one year from the date of the issuance of the financial statements included in this Form 10-Q.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted if global economic conditions worsen or if the COVID-19 pandemic, including the spread of any variant thereof, causes disruptions and volatility to credit and financial markets. If adequate funds are not available to us on a timely basis, we may be required to:

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

We will be required to seek additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

For example, we expect that most of our collaboration and license revenue for the year ended December 31, 2021 will be from Roche. However, Roche terminated its collaboration and license agreement with us effective September 16, 2021. The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

All of our product candidates are based on gene therapy technology, and our future success depends on the successful development of this novel therapeutic approach. We cannot assure you that any development problems we or other gene therapy companies experience in the future related to gene therapy technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical study requirements of the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, European Medicines Agency (“EMA”) or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, few gene therapy products have been approved by the FDA or comparable foreign regulatory authorities, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

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

Under the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”), supervision of human gene transfer trials, including evaluation and assessment by an Institutional Biosafety Committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution, is required. The IBC assesses the safety of the research and identifies any potential risk to the public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, less common adverse effects may not become evident until investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval.

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

We have no products approved for commercial sale and have not generated any revenue from product sales. We do not anticipate generating any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of a product candidate, which will not occur for several years, if ever.

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

Even if we are able to generate revenue from the sale of any approved products, we may not become profitable, and we will need to obtain additional funding through one or more equity or debt financings in order to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price and whether we own the commercial rights for that territory. If the number of addressable patients is not as large as we anticipate, the indication approved by regulatory authorities is narrower than we expect, the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines or the price and available third-party reimbursement are lower than anticipated, we may not generate significant revenue from sales of such product candidate, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures were implemented, and may be implemented again to the extent eased, across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will be negatively affected by COVID-19, which could seriously harm our business. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Such “shelter in place” orders could be further extended due to the spread of more contagious and virulent COVID-19 variants. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise seriously harm our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories will be delayed.

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

The COVID-19 pandemic continues to rapidly evolve, including the spread of new variants that have proven to be more contagious and deadly. The extent to which the COVID-19 pandemic may affect our clinical trials, business, financial condition and results of operations will depend on future developments (such as the prevalence of new variants, difficulties in the vaccine rollout or reluctance of individuals to get inoculated), which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

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

If any of our product candidates successfully completes clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would seriously harm our business. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, purity, potency, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. We may also rely on our collaborators or collaboration partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or collaboration partners will conduct these activities successfully or do so within the timeframe we desire. Even if we (or our collaborators or collaboration partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. Failure to obtain approval for our product candidates in multiple jurisdictions will seriously harm our business.

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

We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. We cannot be certain that our ongoing and planned clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could seriously harm our business.

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

We have a small operational manufacturing facility that we are using to manufacture clinical trial material. In addition, we have leased approximately 17,000 square feet of space primarily for our second manufacturing facility in Emeryville, California, a large portion of which we plan to devote to manufacturing activities for our clinical trials. We commenced construction of this additional space in July 2021. We may face delays in the production of clinical supply at our manufacturing facility and cannot guarantee when our facility will be able to produce sufficient quantities of product candidates needed to support our planned clinical trials. Any delays in developing our internal manufacturing capabilities, including any delays due to the COVID-19 pandemic, may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates through third-party manufacturers. Moreover, changing manufacturing facilities during the clinical development process may also require that we or our collaborators conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements.

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

We rely on third-party suppliers for the raw materials required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any interruption in supply of raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supplier in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would seriously harm our business.

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

We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post- approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, our business will be seriously harmed.

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

Since its enactment, there have been judicial, U.S. Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, we have one pending patent application (patent application no. 14/774,972, now allowed), that was made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. This patent application was made with the support of U.C. Berkeley and relates to our A101 vector. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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

Any future collaborations that we enter into may not be successful, such as our collaboration agreement with Pfizer that was terminated in 2018, with AstraZeneca that concluded in 2020 without

AstraZeneca exercising its option and with Roche that was terminated without cause effective September 2021. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

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

As of June 30, 2021, we had 104 full-time employees. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the current COVID-19 pandemic or other factors could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but in July 2020, the Court of Justice of the European Union (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under standard contractual clauses will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised standard contractual clauses on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised standard contractual clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. Inability to transfer personal information from the European Union, Switzerland or United Kingdom to the United States or elsewhere, may restrict our activities in those jurisdictions and limit our ability to provide our products and services in those jurisdictions. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. These changes may lead to additional costs and increase our overall risk exposure. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the United Kingdom for a four-year period, subject to subsequent extensions.

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

A significant portion of our total outstanding shares may be sold into the market without restriction, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock. As of June 30, 2021, we have 26,891,857 shares of our common stock outstanding. Of these shares, the 9,660,000 shares we sold in IPO in December 2020, are freely tradable in the public market, unless purchased by our affiliates. In addition to these shares, any shares of common stock issued upon the exercise of stock options outstanding under our equity incentive plans or employee stock purchase plans, or pursuant to future awards granted under those plans, will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and applicable laws.

Moreover, holders of an aggregate of 11.6 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares, they could be immediately sold even if held by an affiliate. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 53.9% of our outstanding common stock as of June 30, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We have and will continue to incur significant costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would seriously harm our business.

We have and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the Securities and Exchange Commission (“SEC”) require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On April 28, 2021, we issued a warrant to purchase 40,000 shares of our common stock at an exercise price per share of $9.41 (the “Warrant”). The Warrant was issued as part of a settlement with a former employee. See Note 8 (Commitments and Contingencies) to our unaudited condensed financial statements, for further discussion. The offering of the Warrant and the issuance of the shares pursuant to the exercise thereof were made in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder as transactions not involving any public offering. The holder of the Warrant represented that he was an accredited investor as defined under the Securities Act and the Warrant was issued with a restrictive legend affixed thereto and the shares of common stock issued pursuant to the Warrant were issued with a restrictive legend affixed thereto.

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021, has been formatted in Inline XBRL.				X
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

4D Molecular Therapeutics, Inc.

Date: August 12, 2021	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: August 12, 2021	By:	/s/ August J. Moretti
August J. Moretti
Chief Financial Officer Principal Financial and Accounting Officer