Form 10-Q
period 2021-09-30
4D Molecular Therapeutics Inc.
filed 2021-11-10
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 32,138,814 shares of 4D Molecular Therapeutics, Inc.'s common stock outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	4
Item 1.	Condensed Unaudited Financial Statements	4
	Condensed Balance Sheets as of September 30, 2021 and December 31, 2020	4
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	5
	Condensed Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	6
	Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	7
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	8
	Notes to Unaudited Condensed Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION	40
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	102
Item 3.	Default Upon Senior Securities	102
Item 4.	Mine Safety Disclosures	102
Item 5.	Other Information	102
Item 6.	Exhibits	103
Signatures		105

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
•
the timing of IND-enabling studies and results from such studies;
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
•
the expected potential benefits of strategic collaboration agreements, including our relationships with uniQure and Cystic Fibrosis Foundation ("CFF"), and our ability to attract collaborators with development, regulatory and commercialization expertise;
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

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$90,989	$276,726
Marketable securities	70,686	—
Accounts receivable	791	1,486
Prepaid expenses and other current assets (includes $526 and $169 at September 30, 2021 and December 31, 2020, respectively, attributable to related parties)	3,267	4,444
Total current assets	165,733	282,656
Marketable securities, long term	65,494	—
Property and equipment, net	8,789	5,073
Other assets	602	602
Total assets	$240,618	$288,331
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes $0 and $173 at September 30, 2021 and December 31, 2020, respectively, attributable to related parties)	$3,713	$1,787
Accrued and other current liabilities	5,932	8,371
Deferred revenue	1,728	6,586
Total current liabilities	11,373	16,744
Deferred revenue, net of current portion	3,010	13,226
Derivative liability	214	122
Other liabilities	1,887	1,852
Total liabilities	16,484	31,944
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at September 30, 2021 and December 31, 2020; 27,165,577 and 26,681,983 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in-capital	406,239	392,063
Accumulated other comprehensive loss	(195)	—
Accumulated deficit	(181,913)	(135,679)
Total stockholders’ equity	224,134	256,387
Total liabilities and stockholders’ equity	$240,618	$288,331

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Collaboration and license revenue	$1,366	$7,421	$17,946	$14,340
Collaboration and license revenue, related parties	—	—	—	249
Total revenue	1,366	7,421	17,946	14,589
Operating expenses:
Research and development (includes $263 and $173 for the three months ended September 30, 2021 and 2020 and $672 and $397 for the nine months ended September 30, 2021 and 2020, respectively, attributable to related parties)	15,840	11,555	43,832	40,433
General and administrative	8,187	3,682	20,683	10,398
Total operating expenses	24,027	15,237	64,515	50,831
Loss from operations	(22,661)	(7,816)	(46,569)	(36,242)
Other income (expense):
Interest income	435	4	449	148
Other expense, net	(13)	(21)	(114)	(52)
Total other income (expense)	422	(17)	335	96
Net loss	$(22,239)	$(7,833)	$(46,234)	$(36,146)
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(1.51)	$(1.72)	$(6.97)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	27,022,380	5,197,982	26,818,595	5,188,628

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(22,239)	$(7,833)	$(46,234)	$(36,146)
Other comprehensive loss:
Net unrealized loss on marketable securities	(195)	—	(195)	—
Total comprehensive loss	$(22,434)	$(7,833)	$(46,429)	$(36,146)

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock (Unaudited)

and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	26,681,983	$3	$392,063	$—	$(135,679)	$256,387
Issuance of common stock upon exercise of stock options	12,396	—	99	—	—	99
Stock-based compensation expense	—	—	2,329	—	—	2,329
Vesting of common stock warrants	—	—	22	—	—	22
Net loss	—	—	—	—	(16,406)	(16,406)
Balances at March 31, 2021	26,694,379	$3	$394,513	—	$(152,085)	$242,431
Issuance of common stock upon exercise of stock options and warrants	197,478	—	820	—	—	820
Stock-based compensation expense	—	—	3,816	—	—	3,816
Issuance of common stock warrant	—	—	1,146	—	—	1,146
Vesting of common stock warrants	—	—	22	—	—	22
Net loss	—	—	—	—	(7,589)	(7,589)
Balances at June 30, 2021	26,891,857	$3	$400,317	—	$(159,674)	$240,646
Issuance of common stock upon exercise of stock options and warrants	273,720	—	1,977	—	—	1,977
Stock-based compensation expense	—	—	3,923	—	—	3,923
Vesting of common stock warrants	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(22,239)	(22,239)
Balances at September 30, 2021	27,165,577	$3	$406,239	$(195)	$(181,913)	$224,134

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2019	7,375,631	$102,980	5,178,955	$1	$6,054	$(79,025)	$(72,970)
Issuance of common stock upon exercise of stock options	—	—	5,000	—	5	—	5
Stock-based compensation expense	—	—	—	—	1,083	—	1,083
Cumulative effect of adoption of ASU 2018-07	—	—	—	—	(39)	39	—
Net loss	—	—	—	—	—	(13,160)	(13,160)
Balances at March 31, 2020	7,375,631	$102,980	5,183,955	$1	$7,103	$(92,146)	$(85,042)
Issuance of redeemable convertible preferred stock, net of $3,138 of issuance cost	4,200,353	72,468	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,037	—	1,037
Net loss	—	—	—	—	—	(15,153)	(15,153)
Balances at June 30, 2020	11,575,984	$175,448	5,183,955	$1	$8,140	$(107,299)	$(99,158)
Exercise of common stock options	—	—	73,787	—	552	—	552
Stock-based compensation expense	—	—	—	—	1,147	—	1,147
Net loss	—	—	—	—	—	(7,833)	(7,833)
Balances at September 30, 2020	11,575,984	$175,448	5,257,742	$1	$9,839	$(115,132)	$(105,292)

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(46,234)	$(36,146)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,068	3,267
Vesting of common stock warrants	66	—
Change in fair value of derivative liability	92	16
Depreciation and amortization	1,133	1,072
Loss on disposition of property and equipment	2	—
Changes in operating assets and liabilities
Accounts receivable	695	82
Prepaid expenses and other current assets	1,177	(1,007)
Other assets	—	75
Accounts payable	623	(524)
Accrued and other liabilities	154	1,872
Deferred revenue	(15,074)	(2,117)
Net cash used in operating activities	(47,298)	(33,410)
Cash flows from investing activities
Purchases of marketable securities	(136,375)	—
Acquisition of property and equipment	(4,014)	(492)
Net cash used in investing activities	(140,389)	(492)
Cash flows from financing activities
Issuance of redeemable convertible preferred stock, net of issuance costs	—	72,468
Issuance of common stock upon exercise of stock options and warrants	2,896	557
Payments of offering costs	(946)	(20)
Net cash provided by financing activities	1,950	73,005
Net increase (decrease) in cash and cash equivalents	(185,737)	39,103
Cash and cash equivalents, beginning of period	276,726	49,652
Cash and cash equivalents, end of period	$90,989	$88,755
Supplemental disclosures of noncash investing and financing information
Issuance of common stock warrant to settle liability	$1,146	$—
Purchases of property and equipment in accounts payable and accrued and other liabilities	$1,303	$512
Unpaid offering costs	$—	$53

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

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

Initial Public Offering

In December 2020, the Company sold and issued 9,660,000 shares of common stock at a price to the public of $23.00 per share, which included shares sold upon the underwriters’ exercise of their overallotment option to purchase 1,260,000 additional shares. The Company received an aggregate of $204.7 million in net proceeds, after deducting underwriting discounts and commissions, and offering costs.

Upon the closing of the Company’s initial public offering in December 2020 (the “IPO”), all outstanding shares of redeemable convertible preferred stock automatically converted into 11,575,984 shares of common stock. Subsequent to the closing of the IPO, no shares of redeemable convertible preferred stock were outstanding.

Follow On Public Offering

In November 2021, the Company completed its second underwritten public offering ("Follow-on Offering") in which 4,750,000 shares of the Company's common stock were sold at an offering price of $25.00 per share pursuant to an effective Registration Statement on Form S-1. The net proceeds from the Follow-on Offering were $110.8 million, after deducting underwriting discounts and commissions and offering expenses. As part of the Follow-on Offering, the Company granted the underwriters a 30-day option to purchase up to an additional 712,500 shares of common stock at the Follow-on Offering price of $25.00 per share, less underwriting discounts and commissions.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $181.9 million as of September 30, 2021. The Company believes that its cash and cash equivalents and marketable securities as of September 30, 2021 along with the net proceeds of the Follow-on Offering are sufficient for the Company to fund planned operations for at least one year from the issuance date of these unaudited condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. Refer to Note 17 for information regarding the Follow-on Offering completed by the Company in November 2021. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

The accompanying financial information for the three and nine months ended September 30, 2021 and 2020 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2021 and December 31, 2020 and its results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Use of Estimates and Judgements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates include the determination of useful lives for property and equipment, the contract term, transaction price and costs of collaboration agreements, as well as estimates of the fair value of stock options, derivative instrument and income tax uncertainties. Actual results could differ from those estimates.

Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2021. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to the unaudited condensed financial statements in future reporting periods.

Segment Information

The Company operates and manages its business as one reportable and operating segment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company’s cash is held at two financial institutions in the United States of America. The Company’s cash equivalents are invested in money market funds. The Company also invests in U.S. Treasuries, commercial paper and corporate bonds. The Company has not experienced any losses on its deposits of cash and cash equivalents. Such deposits may, at times, exceed federally insured limits.

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	94%	97%	96%	97%
Customer B	*	*	*	*
Total	94%	97%	96%	97%

* Less than 10%

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total accounts receivable are as follows:

	September 30, 2021	December 31, 2020
Customer A	100%	74%
Customer B	*	26%
Total	100%	100%

* Less than 10%

The Company’s total revenues by geographic region, based on customer location, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Netherlands	$64	$255	$724	$504
Switzerland	1,290	7,215	17,190	14,174
United States	12	(49)	32	(89)
Total revenue	$1,366	$7,421	$17,946	$14,589

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds.

Marketable Securities

Marketable securities consist of commercial paper, corporate bonds and U.S. Treasuries and are included in current and non-current assets. The Company classifies its marketable securities as available-for-sale and carries them at fair value on its condensed balance sheet. Fair value is estimated using independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses on the marketable securities are reported as a component of stockholders' equity (deficit) in accumulated other comprehensive loss. Realized gains and losses are included in interest income in the condensed statement of operations.

The Company periodically evaluates its marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. If the Company determines that the decline in an investment's fair value is other-than-temporary, the difference is recognized as an impairment loss in the condensed statement of operations. Premiums and discounts on marketable securities are immaterial.

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

Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the unaudited condensed financial statements on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of their fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•
Level 1 — Observable inputs, such as quoted prices in active markets for identical assets and liabilities.
•
Level 2 — Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•
Level 3 — Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

The Company accounts for transfers of financial instruments between levels of the fair value hierarchy on the date of the event or change in circumstance that caused the transfer.

Common Stock Warrants

The Company accounts for common stock warrants which meet the definition of a derivative as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement. Common stock warrants classified as liabilities are initially recorded at fair value and remeasured at fair value each condensed balance sheet date with the offset adjustments recorded in other income (expense), net within the condensed statements of operations. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

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

The Company’s revenue is primarily derived through its license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses to the Company’s technology, (ii) research and development services, and (iii) services or obligations in connection with participation in research or steering committees. Payments to the Company under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments to the Company for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products. Arrangements that include upfront payments are recorded as deferred revenue upon receipt or when due and are recognized as revenue as the performance conditions are met. The event-based milestone payments, royalties and cost reimbursements represent variable consideration, and the Company uses the most likely amount method to estimate this variable consideration. Royalty payments are recognized when earned or as the sales occur. The Company records cost reimbursements as accounts receivable when right to consideration is unconditional.

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

Embedded Derivative

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. An embedded derivative exists in the award agreement with the Cystic Fibrosis Foundation (“CFF”). As described in Note 14, the embedded derivative has been bifurcated and is classified as a liability on the condensed balance sheet and is separately accounted for at its fair value. The derivative liability is subject to remeasurement to fair value each reporting period. Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net within the condensed statements of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which for operating leases requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments, in its balance sheet. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is planning to adopt early ASU 2016-02 in the fourth quarter of 2021 and expects that the recognition of the right-of-use assets and lease liabilities will have a material impact on its balance sheet.

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

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	September 30, 2021
Assets
Money market funds	$63,457	$—	$—	$63,457
Short-term marketable securities	—	70,686	—	70,686
Long-term marketable securities	—	65,494	—	65,494
Total	$63,457	$136,180	$—	$199,637
Liabilities
Derivative liability	$—	$—	$214	$214
Total	$—	$—	$214	$214

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2020
Assets
Money market funds	$276,726	$—	$—	$276,726
Total	$276,726	$—	$—	$276,726
Liabilities
Derivative liability	$—	$—	$122	$122
Total	$—	$—	$122	$122

Level 3 Inputs

The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a present value analysis with multiple scenarios. In determining the fair value of the derivative liability, the inputs impacting fair value include the change of control payment to CFF, the probability of a change of control event, the product status at time of a change of control event and the discount rate. See Note 14 for further discussion on the embedded derivative.

There were no transfers between Level 1, 2 and 3 during the periods presented.

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument during the nine month periods ended September 30, 2021 and 2020 (in thousands):

Derivative Liability
Balance as of December 31, 2020	$122
Change in fair value included in other income (expense), net	92
Balance as of September 30, 2021	$214

Derivative Liability
Balance as of December 31, 2019	$101
Change in fair value included in other income (expense), net	16
Balance as of September 30, 2020	$117

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2021 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
Short-term marketable securities:
Commercial paper	$32,440	$—	$(2)	$32,438
Corporate bonds	38,276	—	(28)	38,248
Total short-term marketable securities	$70,716	$—	$(30)	$70,686
Long-term marketable securities:
Commercial paper	$5,278	$6	$(10)	$5,274
Corporate bonds	35,291	5	(157)	35,139
US Treasuries	25,090	—	(9)	25,081
Total long-term marketable securities	$65,659	$11	$(176)	$65,494

All marketable securities held as of September 30, 2021, had contractual maturities of less than two years. There have been no realized gains or losses on marketable securities for the periods presented. None of the Company's investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three and nine months ended September 30, 2021.

As of December 31, 2020, the Company had no marketable securities.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Machinery and equipment	$5,860	$4,911
Leasehold improvements	2,527	2,527
Furniture and fixtures	464	473
Office equipment	177	101
Computer equipment and software	398	366
Construction in progress	4,333	539
Total property and equipment	13,759	8,917
Less: Accumulated depreciation and amortization	(4,970)	(3,844)
Property and equipment, net	$8,789	$5,073

All property and equipment are maintained in the United States. Depreciation expense was $0.4 million for each of the three months ended September 30, 2021 and 2020. Depreciation expense was $1.1 million for each of the nine months ended September 30, 2021 and 2020.

6. Accrued and Other Liabilities, Current and Noncurrent

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Payroll and related	$3,683	$3,437
Accrued clinical and preclinical study costs	636	869
Consulting and professional	1,193	3,574
Other accrued expenses	420	491
Total accrued and other current liabilities	$5,932	$8,371

Other liabilities, noncurrent consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred rent	$1,343	$1,237
Other payable	544	615
Total other liabilities, noncurrent	$1,887	$1,852

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
uniQure	$64	$255	$724	$504
Roche	1,290	7,215	17,190	14,174
CFF	12	(49)	32	(89)
Total revenue	$1,366	$7,421	$17,946	$14,589

Deferred revenue is summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
uniQure	$3,672	$4,396
Roche	—	14,318
CFF	1,066	1,098
Total deferred revenue	$4,738	$19,812

The total amount of revenue in the nine months ended September 30, 2021, which was included in deferred revenue at January 1, 2021, was $15.1 million. The total amount of revenue in the nine months ended September 30, 2020, which was included in deferred revenue at January 1, 2020, was $4.0 million.

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

The uniQure Agreement provided uniQure with a research license as well as an exclusive development and commercialization license for each project variant selected for further development. The initial research term was three years and uniQure exercised a one-time option to extend the research term for an additional year to January 2018. Once the Company’s research plan concluded, uniQure was solely responsible for the continued development, manufacturing and commercialization of the project variants as potential product candidates. The Company was also required to work exclusively with uniQure in the uniQure Field (the “uniQure Exclusivity Clause”). Pursuant to the uniQure Agreement, the Company received upfront payments of $0.2 million and was entitled to receive (i) contingent payments for the achievement of research and development milestones of up to $5.0 million for each licensed product selected under the arrangement, and (ii) royalties in the single digit percentage rate range on future sales of the potential product candidates and sublicense consideration in the low teens to low thirties percentage rate range on any future sublicensing arrangements. In connection with the performance obligations under the uniQure Agreement, the founders of 4D Molecular Therapeutics, LLC received equity options to purchase an aggregate of 609,744 of uniQure ordinary shares that vested over the initial three-year term of the agreement.

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

Under the Amended uniQure Agreement, uniQure continues to have an exclusive license to select AAV capsid variants (the “Selected Variants”) in the uniQure Field. uniQure continues to be solely responsible, at its cost, to develop and commercialize the compounds and products containing the Selected Variants. The amended uniQure Agreement eliminated the uniQure Exclusivity Clause in the uniQure Agreement. Furthermore, the contingent payments that the Company was entitled to receive from uniQure for the achievement of research and development milestones of up to $5.0 million for each licensed product selected under the uniQure Agreement were eliminated and sublicense consideration on any future sublicensing arrangements was reduced from the low teens to low thirties percentages to mid-single digit to mid-twenties percentages.

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

Under both the Amended uniQure Agreement and the Second uniQure Agreement, uniQure will be required to pay the Company royalties on worldwide annual net sales of Licensed Products at a mid-single digit percentage rate, subject to certain specified reductions. uniQure will also be required to pay the Company sublicensing consideration for sublicensing the Company’s intellectual property rights licensed under the Amended uniQure Agreement or the Second uniQure Agreement to third parties at a percentage rate range between the mid-single digit to mid-twenties. The Company has reciprocal obligations, at the same percentage rates as uniQure, to pay uniQure royalties and sublicensing consideration for sublicensing certain intellectual property rights licensed under the Amended uniQure Agreement or the Second uniQure Agreement to third parties.

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

The incremental transaction price described in the paragraph above was recorded as deferred revenue. The Company identified one single combined performance obligation under ASC 606, which includes the licenses to the New Variants, research services and participation in the joint steering committee (“JSC”). Revenue is recognized using the input method based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. Based on the current estimated timelines, the deferred revenue is expected to be recognized as revenue over approximately one to two years from September 30, 2021.

During the three months ended September 30, 2021 and 2020, the Company recognized revenue of $0.1 million and $0.3 million under both of the Amended uniQure Agreement and the Second uniQure Agreement, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $0.7 million and $0.5 million, respectively, under both of the Amended uniQure Agreement and the Second uniQure Agreement. As of September 30, 2021 and December 31, 2020, deferred revenue relating to uniQure was $3.7 million and $4.4 million, respectively. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation was $3.7 million and $4.4 million, respectively.

CRF

In November 2015, the Company entered into a research funding and collaboration agreement (the “CRF Agreement”) with the Choroideremia Research Foundation (“CRF”). The goal of the CRF Agreement is for CRF to contribute funding to help with the advancement of the Company’s choroideremia research program. The Company is responsible for all decision making and execution of any and all of the related activities to be completed in its sole discretion. The initial term of the CRF Research Plan is two years. The agreement includes contribution to CRF of up to $2.5 million upon certain development or approval milestones. The overall arrangement has automatic extensions of up to three additional years. As of September 30, 2021, no milestones have been achieved. Revenue was fully recognized for this agreement in the year ended December 31, 2017.

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

Pursuant to the 2017 Roche Agreement, the Company received a non-refundable upfront payment of $21.0 million as consideration. In addition, the Company was entitled to contingent payments including (i) $1.0 million for each Roche nominated product beyond the first three, (ii) up to $30.0 million upon exercise of the option to convert a product the Company nominated and developed prior to pivotal clinical studies, (iii) development milestone payments of up to $223.0 million, of which $86.0 million related to choroideremia and the rest related to other licensed products; and (iv) sales-based milestones of up to $123.0 million in connection with licensed products. Through September 30, 2021, the Company received $10.0 million for development milestone payments that are non-refundable. The 2017 Roche Agreement also included provisions that entitled the Company to receive royalty payments ranging from the mid-single digits to the mid-teens for the net sales of the licensed products, in each case subject to the reductions in accordance with the terms of the agreement.

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

In June 2021, the Company received from Roche notice of termination without cause of the 2017 Roche Agreement. The licenses granted by the Company to Roche under the 2017 Roche Agreement terminated in their entirety on September 16, 2021. Therefore, as of September 16, 2021, Roche no longer has a license for 4D-110 for the treatment of choroideremia or any other product class, and the Company is no longer entitled to receive any further milestones or royalties from Roche. In July 2021, the Company notified Roche of the Company’s election to continue development of choroideremia. As a result, in accordance with the terms of the agreement, all rights to 4D-110 data and intellectual property generated under the collaboration reverted to the Company. Under the 2017 Roche Agreement, if the Company is required to initiate a new Phase 1/2a Study for 4D-110, the Company would not owe any royalty to Roche on net sales of 4D-110. If, however, the Company moves directly to a pivotal trial of 4D-110, without first being required to conduct a new Phase 1/2a Study, the Company must pay Roche a mid-single digits percentage royalty on the net sales of 4D-110.

As a result of the termination of the 2017 Roche Agreement, an adjustment of $8.7 million was made to the transaction price to reflect the decrease in reimbursable costs for the nine months ended September 30, 2021. The decrease in the transaction price and total budgeted costs for the remaining performance obligation resulted in an $11.1 million increase in revenue recognized in the nine months ended September 30, 2021 related to performance obligation partially satisfied prior to January 1, 2021. For the nine months ended September 30, 2020, an adjustment of $15.1 million was made to the transaction price to reflect a $5.1 million increase in the scope of the project and expected reimbursable costs and the addition of $10.0 million of variable consideration as the uncertainty associated with two development milestones were resolved. For the nine months ended September 30, 2020, the change in the transaction price and total budgeted costs resulted in an increase of $7.1 million in revenue recognized related to performance obligations partially satisfied in periods prior to January 1, 2020, respectively.

During the three months ended September 30, 2021 and 2020, the Company recognized revenue of $1.3 million and $7.2 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $17.2 million and $14.2 million, respectively. As of September 30, 2021 and December 31, 2020, deferred revenue relating to the 2017 Roche Agreement was $0.0 million and $14.3 million, respectively. Accounts receivable from Roche under this agreement as of September 30, 2021 and December 31, 2020 was $0.8 million and $1.1 million, respectively. As of September 30, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation was $0.0 million and $25.8 million, respectively.

CFF

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The agreement was subsequently amended in September 2017, August 2018 and February 2021 (all four agreements are collectively referred to as the “CFF Agreement”). The total amount of the award under the CFF Agreement is $3.5 million. As of September 30, 2021 and December 31, 2020, the Company achieved milestones totaling $1.3 million under the CFF Agreement. The remaining award amount to be paid by CFF is based on the achievement of certain development milestones by the Company.

The Company expects to make payments to CFF equal to six times the actual award received by the Company in three installments within the first four years of the first commercial sale of a product developed under this agreement. The Company also has agreed to make future sales-based milestone payments to CFF of up to three times the actual award received upon achieving specified commercialization milestones with respect to the first of any product developed utilizing any compound covered under the CFF Agreement. The CFF Agreement also requires the Company to pay to CFF royalties of a mid-single digit percentage rate, up to six times the actual award received, on any amounts received by the Company from the sale, license or transfer to a third-party of rights in the technology developed as a result of this collaboration. Any such royalty payments shall be credited against the payments owed by the Company upon first commercial sale. In the event of a change of control of the Company, CFF will receive certain payments, depending on the timing of the change of control and the size of the transaction.

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

Revenue recognized during the three and nine months ended September 30, 2021 and September 30, 2020 was immaterial. As of September 30, 2021 and December 31, 2020, deferred revenue relating to the CFF Agreement was $1.1 million. Accounts receivable from CFF under the CFF Agreement as of September 30, 2021 and December 31, 2020 were $0.0 million and $0.4 million, respectively. As of September 30, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.1 million. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next three to four years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 14 for further discussion of the embedded derivative.

8. License Arrangements

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

In addition, the Company is obligated to make certain contingent payments including (i) development milestones up to $3.1 million, (ii) low single digit royalties on the net sales of its developed products that consists of a minimum annual royalty of up to $0.1 million per year for the term of the Agreement beginning in the first calendar year after the year in which net sales first occurred and (iii) sublicense consideration in the mid-teens to the mid-twenties percentage rate range on any future sublicensing arrangements the Company may enter into with third-party licensees.

In July 2021, the Company entered into an exclusive license agreement with the UC Regents and the Trustees of the University Pennsylvania to license intellectual property related to certain vectors. In July 2021, the Company paid a non-refundable license fee of $100,000 to the UC Regents upon execution of the agreement. The Company is obligated to pay a non-refundable license maintenance fee of $10,000 on the one-year anniversary of the contract effective date and each year thereafter, except years for which the Company has paid royalties on the net sales of a licensed product. In addition, the Company is obligated to make certain contingent payments including (i) development milestones up to $3.9 million, (ii) low single digit percentage rate royalties on the net sales of its licensed products that consists of a minimum annual royalty of up to $0.1 million per year for the term of the Agreement beginning in the first calendar year after the year in which net sales first occurred and (iii) sublicense consideration in the mid-single digits to the low twenties percentage rate range on any future sublicensing arrangements the Company may enter into with third-party licensees.

During the three months ended September 30, 2021 and 2020, the Company incurred $0.1 million and $0.0 million, respectively, under the provisions of the outstanding license arrangements. During the nine months ended September 30, 2021 and 2020, the Company incurred $0.2 million and $0.1 million, respectively, of expense under the provisions of the outstanding license arrangements.

9. Commitments and Contingencies

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

The Company recognizes rent expense on a straight-line basis over the lease term with the difference between the rent payments and the straight-line rent expense recorded as deferred rent. Rent expense for each of the three months ended September 30, 2021 and 2020 was $0.8 million. Rent expense for each of the nine months ended September 30, 2021 and 2020 was $2.3 million. Deferred rent as of September 30, 2021 and December 31, 2020 was $1.7 million and $1.6 million, respectively. In conjunction with the lease agreements and amendments, the Company paid security deposits of $0.6 million, which is included in other assets within the condensed balance sheets as of September 30, 2021 and December 31, 2020.

The following table summarizes the Company’s future minimum commitments under lease contracts as of September 30, 2021 (in thousands):

2021 (remaining three months)	$756
2022	3,076
2023	3,157
2024	3,235
2025	3,262
Thereafter	11,820
Total	$25,306

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions, such as with vendors and other parties. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently maintains directors and officers liability insurance that would generally enable it to recover a portion of any future amounts paid. The Company believes the fair value of its estimated exposure is not material.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at September 30, 2021. See Note 12 for details of a settlement with a former employee in April 2021.

10. Common Stock

As of each of September 30, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

As of September 30, 2021 and December 31, 2020, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30, 2021	December 31, 2020
Issuance of common stock under the 2020 Equity Incentive Award Plan	2,608,625	2,606,546
Issuance of common stock under the Employee Stock Purchase Plan	519,156	252,337
Exercise of options issued and outstanding	4,082,539	3,194,113
Exercise of common stock warrants	98,669	98,669
Total common stock reserved for future issuance	7,308,989	6,151,665

11. Stock-based Compensation

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of our common stock may be issued upon the exercise of incentive stock options. In 2021, an additional 1,334,099 shares of common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of September 30, 2021, there were 2,608,625 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of September 30, 2021, options to purchase 2,704,166 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the Company's board of directors. If an individual owns stock representing more than 10% of the Company’s outstanding shares, the exercise price of each share shall be at least 110% of the fair market value on the date of grant.

No additional grants will be made under the 2015 Plan, and all outstanding grants under the 2015 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2020 Plan in accordance with its terms.

Employee Stock Purchase Plan

In December 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the 2020 ESPP, 252,337 shares of our common stock were initially reserved for employee purchases of our common stock under terms and provisions established by the Company's board of directors and approved by our stockholders. The number of shares reserved for future issuance under the 2020 ESPP will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 15,000,000 shares of our common stock may be issued under the plan. On March 25, 2021, an additional 266,819 shares of common stock became available for future issuance under the 2020 ESPP, as a result of the operation of this automatic annual increase provision.

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

Stock Options

The following table summarizes the stock options activity for the nine month period ended September 30, 2021:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options
Balances at December 31, 2020	2,606,546	3,194,113
Options authorized	1,334,099	—
Options granted	(1,424,350)	1,424,350
Options exercised	—	(443,594)
Options expired	354	(354)
Options forfeited	91,976	(91,976)
Balances at September 30, 2021	2,608,625	4,082,539
Options exercisable at September 30, 2021		1,379,288
Options vested and expected to vest at September 30, 2021		4,082,539

The Company estimates the fair value of stock options using the Black-Scholes model. The fair value of stock options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term	6.0 - 6.1 years	5.5 - 6.3 years	5.8 - 6.3 years	5.5 - 6.3 years
Expected volatility	80.4% - 82.8%	82.8% - 83.8%	80.4% - 84.3%	82.1% - 83.8%
Risk-free interest rate	0.8% - 1.1%	0.4% - 0.4%	0.6% - 1.1%	0.4% - 0.7%
Expected dividend yield	—%	—%	—%	—%

Expected Term. The expected term for employee options is calculated using the simplified method as the Company does not have sufficient historical information to provide a basis for this estimate. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected term for nonemployee options is the contractual term of the options.

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,893	$593	$4,901	$1,897
General and administrative	2,030	554	5,167	1,370
Total stock-based compensation expense	$3,923	$1,147	$10,068	$3,267

12. Common Stock Warrants

In 2016, the Company issued a warrant for 45,000 shares of the Company’s common stock to a service provider with an exercise price of $1.14 per share, of which 15,000 warrant shares become exercisable upon completion of an offering of securities in a private placement by the Company with net proceeds in excess of $25.0 million and 30,000 warrant shares become exercisable upon completion of an IPO by the Company. The warrant expires in 2023. As the services had been completed at the date the warrant had been issued, the fair value of the warrant was determined at the issuance date. 15,000 of these warrant shares became exercisable upon the completion of the Series B financing in 2018 and 30,000 of these warrants became exercisable upon completion of the IPO in December 2020. No expense was recognized during the three months and nine months ended September 30, 2021 and 2020 with respect to the warrant shares.

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

In April 2021, the Company issued a warrant for 40,000 shares of the Company’s common stock to a former employee with an exercise price of $9.41 per share as a result of a settlement agreement with such former employee. The warrant was exercised in May 2021. The Company previously recorded an accrual within accrued and other current liabilities within the condensed balance sheet at December 31, 2020 to accrue for the settlement. Upon the issuance of the warrant in April 2021 in connection with the settlement, $1.1 million was reclassified from accrued and other current liabilities to additional paid-in capital within the condensed balance sheet as of September 30, 2021.

For the three months and nine months ended September 30, 2021, expense related to the vested portion of warrant shares was immaterial and recorded within operating expenses in the condensed statements of operations and within additional paid-in-capital on the condensed balance sheet.

13. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(22,239)	$(7,833)	$(46,234)	$(36,146)
Denominator
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	27,022,380	5,197,982	26,818,595	5,188,628
Net loss per share attributable to common stockholders—basic and diluted	$(0.82)	$(1.51)	$(1.72)	$(6.97)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	September 30,
	2021	2020
Redeemable convertible preferred stock	—	11,575,984
Options issued and outstanding	4,082,539	2,928,321
ESPP shares issuable and outstanding	97,155	—
Common stock warrants	98,669	68,669
Total	4,278,363	14,572,974

14. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net, in the condensed statements of operations. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of $0.0 million to $10.6 million at September 30, 2021 and December 31, 2020), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at September 30, 2021 and 3.4% to 12.3% at December 31, 2020) and the discount rate (14% at September 30, 2021 and December 31, 2020). The Company determined the fair value of this derivative liability was $0.2 million and $0.1 million as of September 30, 2021 and December 31, 2020, respectively.

15. Related Party Transactions

During the three months ended September 30, 2021 and 2020, the Company paid $21,000 and $25,000, respectively, to David Schaffer, Ph.D., the co-founder, director and Chief Scientific Advisor of the Company for consulting services. During the nine months ended September 30, 2021 and 2020, the Company paid $64,000 and $37,500, respectively, to David Schaffer, Ph.D, for consulting services. In April 2019, the Company entered into two sponsored research agreements (“SRAs”) with the UC Regents to conduct research in a research facility on the U.C. Berkeley campus, under the direction of Dr. Schaffer. The SRAs have a three year term ending in May 2022. Under the SRAs, the Company has an option to license (on a royalty-bearing basis) all intellectual property generated under the SRAs. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company can terminate the SRAs for convenience and without cause with 60 days’ notice. The total amount the Company is committed to pay to the UC Regents under the SRAs is $1.5 million, which was fully paid as of March 31, 2021. In March 2021, the Company entered into another sponsored research agreement with the UC Regents to conduct research in laboratories on the U.C. Berkeley campus that are under the direction of Dr. Schaffer and another U.C. Berkeley professor covering investigations into how machine learning approaches may enhance AAV capsid engineering (the “Machine Learning SRA”). Pursuant to the Machine Learning SRA, the Company has committed to pay the UC Regents a total of $1.4 million, of which $0.4 million was paid as of September 30, 2021. The Machine Learning SRA has a three-year term ending in 2024. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company can terminate the SRAs for convenience and without cause with 60 days’ notice. While the Machine Learning SRA is between the Company and the UC Regents, the payments under the SRA will be used to fund the lab under the direction of Dr. Schaffer. As of September 30, 2021 and December 31, 2020, accounts payable related to the SRAs and Machine Learning SRA was $0.0 million and $0.2 million, respectively.

16. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $0.1 million for each of the three month periods ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, the Company recorded contribution expenses of $0.4 million and $0.3 million, respectively.

17. Subsequent Events

In accordance with the CFF Agreement, CFF committed to providing an additional $4.0 million of funding upon clearance of an Investigational New Drug application ("IND") or its equivalent to allow for human testing of 4D-710, the Company's product candidate to treat cystic fibrosis lung disease. The IND was cleared by the U.S. Food and Drug Administration in October 2021, and CFF made the additional investment of $4.0 million in cash for the issuance of 125,715 shares of the Company's common stock to CFF.

In November 2021, the Company completed its Follow-on Offering in which 4,750,000 shares of the Company's common stock were sold at an offering price of $25.00 per share pursuant to an effective Registration Statement on Form S-1. The net proceeds from the Follow-on Offering were $110.8 million after deducting underwriting discounts and commissions and offering expenses. As part of the Follow-on Offering, the Company has granted the underwriters a 30-day option to purchase up to an additional 712,500 shares of common stock at the Follow-on Offering price of $25.00 per share, less underwriting discounts and commissions.

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

We have built a deep portfolio of gene therapy product candidates initially focused in three therapeutic areas: ophthalmology (intravitreal vector), cardiology (intravenous vector) and pulmonology (aerosol vector). We have three product candidates that are in clinical trials: 4D-125 for the treatment of X-linked retinitis pigmentosa (XLRP) in a Phase 1/2 clinical trial, 4D-110 for the treatment of choroideremia in a Phase 1/2 clinical trial, and 4D-310 for the treatment of Fabry disease in a Phase 1/2 clinical trial. In addition, INDs have been cleared by the U.S. Food and Drug Administration (FDA) for both 4D-150 for the treatment of wet age-related macular degeneration (wet AMD) and 4D-710 for the treatment of cystic fibrosis lung disease.

We have funded our operations primarily through the sale and issuance of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements. In December 2020, we completed our IPO and issued and sold 9,660,000 shares of common stock at a price to the public of $23.00 per share. The aggregate net proceeds from our IPO were $204.7 million after deducting underwriting discounts and commissions and other offering costs. As of September 30, 2021, we had cash and cash equivalents and marketable securities of $227.2 million.

In November 2021, we completed our second underwritten public offering (the "Follow-on Offering") in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share pursuant to an effective Registration Statement on Form S-1. The net proceeds from the Follow-on Offering were $110.8 million after deducting underwriting discounts and commissions and offering expenses. As part of the Follow-on Offering, we have also granted the underwriters a 30-day option to purchase up to an additional 712,500 shares of common stock at the Follow-on Offering price of $25.00 per share, less underwriting discounts and commissions.

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

Our net losses were $22.2 million and $7.8 million for the three months ended September 30, 2021 and 2020, respectively, and $46.2 million and $36.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $181.9 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future. The primary drivers for revenue consist of the following:

•
Roche: In November 2017, we entered into a collaboration and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”). We received an upfront payment of $21.0 million in 2017, are reimbursed for our internal and third-party costs and were entitled to contingent payments, including milestone payments. In 2020, we received milestone payments totaling $10.0 million, which were comprised of a $5.0 million milestone payment upon the release of clinical trial material for our Phase 1 clinical trial for 4D-110 to treat choroideremia in the second quarter of 2020 and an additional $5.0 million milestone payment upon dosing our first patient in the trial in the third quarter of 2020. We began recognizing revenue related to this agreement in 2017. In June 2021, we received notice of termination of the collaboration and license agreement from Roche. The termination became effective on September 16, 2021. See Note 7 to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.
•
uniQure: In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue. We began recognizing revenue related to the amendment and new agreement in 2020 and expect to recognize revenue over the next one to two years. See Note 7 to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

Future collaboration and license revenue is highly dependent on the successful development and commercialization of products by our collaboration partners, which is uncertain, and revenue may fluctuate significantly from period to period. Additionally, we may never receive the consideration from our license agreements that is contemplated for option fees, development and sales-based milestone payments or royalties on sales of licensed products, given the contingent nature of these payments. We expect that our collaboration and license revenue in 2021 will be primarily from Roche and uniQure.

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

Other Income (Expense)

Our other income (expense) primarily consists of interest income earned on our cash equivalents and marketable securities and adjustments for the change in the fair value of our derivative liability which must be remeasured at each reporting date.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$1,366	$7,421	$(6,055)	(82)%
Operating Expenses:
Research and development	15,840	11,555	4,285	37%
General and administrative	8,187	3,682	4,505	122%
Total operating expenses	24,027	15,237	8,790	58%
Loss from operations	(22,661)	(7,816)	(14,845)	190%
Other Income (Expense)	422	(17)	439	(2582)%
Net loss	$(22,239)	$(7,833)	$(14,406)	184%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$17,946	$14,589	$3,357	23%
Operating Expenses:
Research and development	43,832	40,433	3,399	8%
General and administrative	20,683	10,398	10,285	99%
Total operating expenses	64,515	50,831	13,684	27%
Loss from operations	(46,569)	(36,242)	(10,327)	28%
Other Income	335	96	239	249%
Net loss	$(46,234)	$(36,146)	$(10,088)	28%

Revenue

Revenue decreased $6.1 million, or 82%, from the three months ended September 30, 2020 to the three months ended September 30, 2021 due to a $5.9 million decrease in revenue recognized under our collaboration and license agreement with Roche.

Revenue increased $3.4 million, or 23%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 due to a $3.0 million increase in revenue recognized under our collaboration and license agreement with Roche.

See Note 7 to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
External expenses	$6,671	$6,392	279	4%
Payroll and personnel expenses	7,627	3,760	3,867	103%
Other research and development expenses	1,542	1,403	139	10%
Total research and development expenses	$15,840	$11,555	$4,285	37%

Research and development expense increased $4.3 million, or 37%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase was primarily due to a $3.9 million increase in payroll and personnel expenses due to increased headcount of research and development personnel, including a $1.3 million increase in employee stock-based compensation expense.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
External expenses	$20,419	$24,729	(4,310)	(17)%
Payroll and personnel expenses	18,909	11,584	7,325	63%
Other research and development expenses	4,504	4,120	384	9%
Total research and development expenses	$43,832	$40,433	$3,399	8%

Research and development expense increased $3.4 million, or 8%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase was primarily due to the following:

•
a $7.3 million increase in payroll and personnel expenses due to increased headcount of research and development personnel, including a $3.0 million increase in employee stock-based compensation expense; which was partially offset by
•
a $4.3 million decrease in external costs primarily related to a $7.1 million decrease in manufacturing expense for clinical trial material, which was partially offset by a $2.8 million increase in preclinical and clinical expense as we continue to develop novel vectors, identify product candidates and progress our preclinical and clinical trials.

General and Administrative Expenses

General and administrative expenses increased $4.5 million, or 122%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase was primarily due to the following:

•
a $3.1 million increase for payroll and personnel expenses due to increased headcount of general and administrative personnel, including a $1.5 million increase in employee stock-based compensation expense;
•
a $0.7 million increase for business insurance, primarily driven by increased directors and officers insurance premiums incurred in connection with being a public company; and
•
a $0.5 million increase for professional services, including legal, accounting and other advisory services.

General and administrative expenses increased $10.3 million, or 99%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase was primarily due to the following:

•
a $6.7 million increase for payroll and personnel expenses due to increased headcount of general and administrative personnel, including a $3.8 million increase in employee stock-based compensation expense;
•
a $2.0 million increase for business insurance, primarily driven by increased directors and officers insurance premiums incurred in connection with being a public company; and
•
a $1.0 million increase for professional services, including legal, accounting and other advisory services.

Other Income (Expense)

Other income (expense) increased $0.4 million from the three months ended September 30, 2020 to the three months ended September 30, 2021, primarily due to the interest income that was earned associated with the purchase of marketable securities, comprising of commercial paper, corporate bonds and US Treasuries.

Other income increased $0.2 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, primarily due to the interest income that was earned associated with the purchase of marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of our equity securities, including from the sale of our common stock in our IPO and Follow-on Offering and the sale of our redeemable preferred stock, which converted into common stock upon our IPO, and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In December 2020, we completed our IPO. We issued and sold 9,660,000 shares of common stock at a price to the public of $23.00 per share. The aggregate net proceeds from our IPO were $204.7 million after deducting underwriting discounts and commissions and other offering costs. As of September 30, 2021, we had cash and cash equivalents and marketable securities of $227.2 million.

In November 2021, we completed the Follow-on Offering in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share pursuant to an effective Registration Statement on Form S-1. The net proceeds from the Follow-on Offering were $110.8 million after deducting underwriting discounts and commissions and offering expenses. As part of the Follow-on Offering, we also granted the underwriters a 30-day option to purchase up to an additional 712,500 shares of common stock at the Follow-on Offering price of $25.00 per share, less underwriting discounts and commissions.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $181.9 million as of September 30, 2021. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

We believe that our existing cash and cash equivalents and marketable securities will allow us to fund our planned operations for at least one year from the date of the issuance of this Quarterly Report on Form 10-Q.

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

We do not have any committed external sources of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to complete the clinical development for the product candidates in treatment of Fabry disease, XLRP, choroideremia, wet AMD and cystic fibrosis lung disease or any other indication we may pursue. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders. Further, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(47,298)	$(33,410)
Net cash used in investing activities	(140,389)	(492)
Net cash provided by financing activities	1,950	73,005
Net increase (decrease) in cash and cash equivalents	$(185,737)	$39,103

Net Cash Used in Operating Activities

Net cash used in operating activities was $47.3 million for the nine months ended September 30, 2021. This was primarily due to the net loss of $46.2 million, adjusted for noncash charges of $11.4 million and net changes in operating assets and liabilities of $12.4 million. Noncash charges included $10.1 million of stock-based compensation expense and $1.1 million of depreciation and amortization. Net changes in operating assets and liabilities included a $15.1 million decrease in deferred revenue, partially offset by a $1.2 million decrease in prepaid expenses and other current assets, a $0.7 million decrease in accounts receivable, and a $0.6 million increase in accounts payable.

Net cash used in operating activities was $33.4 million for the nine months ended September 30, 2020. This was primarily due to the net loss of $36.1 million, adjusted for noncash charges of $4.4 million and net changes in operating assets and liabilities of $1.6 million. Noncash charges included $3.3 million of stock-based compensation expense and $1.1 million of depreciation and amortization.

Net Cash Used in Investing Activities

Net cash used in investing activities was $140.4 million for the nine months ended September 30, 2021. This was due to purchases of marketable securities of $136.4 million and purchases of property and equipment of $4.0 million.

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2020, all of which was used to purchase property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.0 million for the nine months ended September 30, 2021. This was due to proceeds from the exercise of stock options and warrants of $2.9 million, partially offset by payments of offering costs of $0.9 million.

Net cash provided by financing activities was $73.0 million for the nine months ended September 30, 2020, which was primarily due to $72.5 million of net proceeds received from the issuance of our Series C redeemable convertible preferred stock in April and June 2020.

Contractual Obligations, Commitments and Contingencies

Our commitments include obligations under vendor contracts to provide research services and other purchase commitments with our vendors. In the normal course of business, we enter into services agreements with contract research organizations, contract manufacturing organizations and other third parties. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the agreement. The actual amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of the services to be provided. See Note 9, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this report for further details.

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

During the nine months ended September 30, 2021, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our 2020 Annual Report on Form 10-K.

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

We will remain an emerging growth company until the earlier of (i) December 31, 2025, (ii) the last day of the year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash and cash equivalents and marketable securities of $227.2 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $22.2 million and $7.8 million for the three months ended September 30, 2021 and 2020, and $46.2 million and $36.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $181.9 million.

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

As of September 30, 2021, we had $227.2 million in cash and cash equivalents and marketable securities, which does not include the $110.8 million in net proceeds from the Follow-on Offering that closed in November 2021.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities along with the net proceeds of the Follow-on Offering will allow us to fund our planned operations for at least one year from the date of the issuance of the financial statements included in this Form 10-Q.

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
•
third parties being unwilling or unable to satisfy their contractual obligations to us; and
•
adverse public perception or regulatory scrutiny of gene therapy technology may negatively impact the developmental progress or commercial success of products that we develop alone or with collaborators.

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

As of September 30, 2021, we had 121 full-time employees. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of the lock-up agreements (described below), the early release of the lock-ups or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock. After completion of the Follow-on Offering, we have 31,641,857 shares of our common stock outstanding based on 27,165,577 shares of our common stock outstanding as of September 30, 2021, assuming no exercise of the underwriters' option to purchase an additional 712,500 shares of our common stock. Of these shares, the 4,750,000 shares sold in the Follow-on Offering may be resold in the public market immediately, unless purchased by our affiliates. Approximately 7.0 million shares, or 22.1% of our outstanding shares after the Follow-on Offering, are currently prohibited or otherwise restricted under securities laws, or lock-up agreements entered into by our stockholders with the underwriters in the Follow-on Offering. However, subject to applicable securities law restrictions, prohibitions and restrictions on the sale of these shares in the public market will be lifted beginning 90 days after October 28, 2021. The underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason.

Further, shares issued upon the exercise of stock options outstanding under our equity incentive plans, or pursuant to future awards granted under those plans, will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act).

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 22.1% of our outstanding common stock as of September 30, 2021, as adjusted for the issuance of our common stock in the Follow-on Offering. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In April 2020, we entered into a Funding Agreement with CFF. Under the agreement, CFF committed to providing an additional $4.0 million of funding upon clearance of an Investigational New Drug application (IND) or its equivalent to allow for human testing of 4D-710, our product candidate to treat cystic fibrosis lung disease. The IND was cleared by the U.S. Food and Drug Administration in October 2021, and CFF made the additional investment in cash. In return, CFF received 125,715 shares of common stock on October 6, 2021 priced at the 10-day average reported closing price of the Company’s common stock on the date of the clearance of the IND or $31.818 per share. The offering of the common stock to CFF was made in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act) and Regulation D promulgated thereunder as transactions not involving any public offering. In connection with the offering, CFF represented that it was an accredited investor as defined under the Securities Act and the common stock was issued with a restrictive legend affixed thereto.

Use of Proceeds from Our IPO

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	12/15/20	3.2

4.1	Description of Securities of the Registrant	10-K	3/25/21	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 29, 2020, among the Registrant and the investors party thereto.	S-1/A	12/7/20	4.3

10.1#	Change in Control and Severance Agreement, dated September 22, 2021, by and between David Kirn and 4D Molecular Therapeutics, Inc.	8-K	9/24/21	10.1

10.2#	Change in Control and Severance Agreement, dated September 22, 2021, by and between August Moretti and 4D Molecular Therapeutics, Inc.	8-K	9/24/21	10.2

10.3#	Change in Control and Severance Agreement, dated September 22, 2021, by and between Robert Stephen Fishman and 4D Molecular Therapeutics, Inc.	8-K	9/24/21	10.3

10.4#	Change in Control and Severance Agreement, dated September 22, 2021, by and between Fred Kamal and 4D Molecular Therapeutics, Inc.				X

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021, has been formatted in Inline XBRL.	X

# Indicates management contract or compensatory plan.

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

4D Molecular Therapeutics, Inc.

Date: November 10, 2021	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: November 10, 2021	By:	/s/ August J. Moretti
August J. Moretti
Chief Financial Officer Principal Financial and Accounting Officer