Form 10-K
period 2021-12-31
4D Molecular Therapeutics Inc.
filed 2022-03-28
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2021 was $444,521,977

The number of shares of Registrant’s Common Stock outstanding as of March 28, 2022 was 32,237,496

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the success, cost and timing of our development activities, preclinical studies and clinical trials, including our clinical trials for 4D-310, 4D-150, 4D-125, 4D-110 and 4D-710
•
the timing of IND-enabling studies and results from such studies;
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

ii

•
the pricing and reimbursement of our product candidates, if approved;
•
our ability to attract and retain key managerial, scientific and medical personnel;
•
the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage gene therapy company pioneering the development of product candidates using our targeted and evolved AAV vectors. We seek to unlock the full potential of gene therapy using our platform, Therapeutic Vector Evolution, which combines the power of directed evolution with our approximately one billion synthetic capsid sequences to invent evolved vectors for use in targeted gene therapy products. We believe key features of our targeted and evolved vectors will help us to potentially create targeted gene therapy product candidates with improved therapeutic profiles, and to address a broad range of both rare and large market diseases, including those that other gene therapies are unable to address.

We have built a deep portfolio of gene therapy product candidates, with five product candidates in clinical trials: 4D-125 for the treatment of X-linked retinitis pigmentosa ("XLRP"), 4D-150 for the treatment of wet age-related macular degeneration ("wet AMD"), 4D-110 for the treatment of choroideremia, 4D-310 for the treatment of Fabry disease, and 4D-710 for the treatment of cystic fibrosis lung disease.

We believe we are positioned to create, develop, manufacture and, if approved, effectively commercialize targeted gene therapies that could transform the lives of patients suffering from debilitating diseases.

Our Product Candidate Pipeline

We are developing a diverse pipeline of product candidates for both rare and large market diseases, including patient populations that other gene therapies are unable to address. Our initial product candidates are focused on the following therapeutic areas: ophthalmology, cardiology and pulmonology. Each of our product candidates leverages a targeted and evolved vector we invented through our Therapeutic Vector Evolution platform. Below is a summary of our wholly-owned product candidate pipeline:

Ophthalmology Pipeline: Intravitreal Product Candidates

With our ophthalmology product strategy we plan to treat diseases that affect tissues throughout the retina. We are developing product candidates to treat tissues throughout the retina. Our retina product candidates, 4D-125, 4D-150 and 4D-110 utilize our targeted and evolved AAV vector, R100, which was invented for routine intravitreal injection, leading to transgene expression across the entire surface area of the retina and in the major cell layers of the retina.

Cardiology Pipeline: Intravenous Product Candidates

With our cardiology product strategy, we plan to treat patient populations in both primary cardiomyopathies, that involve the heart only, as well as cardiomyopathies that are secondary to systemic diseases, such as lysosomal storage diseases. Our cardiology product candidate, 4D-310, utilizes our targeted and evolved AAV vector, C102, which was invented for routine low dose intravenous administration and delivery to the heart, leading to transgene expression in heart muscle cells throughout the organ. For lysosomal storage diseases involving the heart and other organs, including Fabry disease, our product candidates are designed for transgene expression both within the heart and in other targeted tissues.

Pulmonology Pipeline: Aerosol Delivery Product Candidates

With our pulmonology product strategy, we plan to treat diseases that affect the lungs. Our pulmonology product candidate, 4D-710, utilizes our targeted and evolved vector, A101, which was invented for aerosol delivery to all major regions within the lung, including airways and alveoli, and penetration of the mucus barrier for transduction of lung airway cells, overcoming potential barriers such as pre-existing AAV antibodies and other inhibitory proteins within the mucus barrier. A101 was designed to enable efficient airway and alveolar cell transduction and transgene expression.

The 4DMT Therapeutic Vector Evolution Platform: Evolved Vectors for Targeted Gene Therapy

Gene therapy holds tremendous promise as a transformative therapeutic class. However, the majority of gene therapies have encountered limitations such as inflammation and toxicity, high dose requirements, limited efficacy and neutralization by pre-existing antibodies, due in part to their utilization of conventional AAV vectors that are naturally occurring and non-targeted. Through our Therapeutic Vector Evolution Platform we apply the principles of directed evolution to invent targeted and evolved vectors for the delivery of genes to specific tissue types to treat diseases involving those same target tissue(s). Our product candidates are designed and engineered to utilize our targeted and evolved vectors to potentially address the limitations encountered with gene therapies utilizing conventional AAV vectors.

The first step of directed evolution involves the generation of massively diverse libraries of biological variants. Leveraging a wide range of molecular biology techniques, we have developed a collection of 40 distinct libraries that are comprised of approximately one billion synthetic capsid sequences. We next define a Target Vector Profile that identifies the optimal vector features for the specific tissue type(s) and related set of diseases we seek to target, with the goal of overcoming limitations encountered by conventional AAVs. We then deploy Therapeutic Vector Evolution with our capsid libraries in non-human primates ("NHPs") and use competitive selection to identify targeted and evolved vectors from our libraries that demonstrate the strongest match to the Target Vector Profile. Subsequently, we characterize and evaluate a lead targeted and evolved vector for delivery and transgene expression through extensive studies in NHPs and human cell and organotypic tissue assays.

We believe our proprietary vectors will allow us to overcome known limitations of conventional AAV vectors, and to potentially address a broad range of diseases that affect both rare and large patient populations that cannot be addressed with conventional vectors.

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

Our co-founder Dr. David Schaffer, pioneered the use of directed evolution to create improved AAV capsids for use as gene therapy vectors at U.C. Berkeley over 20 years ago. Since the company's founding in 2013, we have developed and industrialized our Therapeutic Vector Evolution Platform to invent targeted and evolved vectors for use in human therapeutic products. In addition to the foundational libraries we in-licensed from U.C. Berkeley, we have created over 30 new libraries, which comprise approximately one billion proprietary synthetic capsid sequences. In addition, we have developed significant experience in performing Therapeutic Vector Evolution programs in NHPs, with over 14 capsid selections completed to date. We believe this will help us to develop product candidates to address a broad swath of diseases in rare and large patient populations, including those other gene therapies cannot address.

Diverse Libraries of Synthetic Capsid Sequences

Each library results from the application of a different genetic diversification methodology, such as variable loop mutagenesis, random peptide insertion, random point mutagenesis, DNA shuffling and ancestral reconstruction, and is also defined by its starting material (AAV capsid gene sequences). We also apply bioinformatics, emerging technologies, and experience and know-how resulting from previous discovery programs to continually improve and expand our libraries and improve our ability to select customized targeted and evolved vectors.

We believe the size and diversity of our proprietary synthetic capsid libraries represent a differentiating competitive advantage for us in the field of gene therapy.

The Target Vector Profile Followed by Competitive Vector Selection

We employ a rigorous approach to inventing targeted and evolved vectors based on what we consider an optimal vector and product profile, which we term the Target Vector Profile. For any set of target diseases that affect the same tissue(s), this profile includes any combination of the following: the optimal route of administration for targeting the specific tissue(s), the optimal dose range, the desired distribution of vector transduction within the target organs, overall biodistribution and/or antibody resistance.

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

Vector Invention Results to Date

We have completed unique vector selection programs or “selection processes” for specific proprietary synthetic capsids with specific Target Vector Profiles. Across our clinical development and discovery portfolio, we have utilized four different routes of administration: intravenous, intravitreal, aerosol, and intrathecal administrations. We have completed discovery programs targeting a diverse array of tissue types including various retinal cell types, heart and skeletal muscle tissues, different lung cell types, liver, brain, dorsal root ganglia, and synovial joints, resulting in over 300 unique targeted and evolved vectors.

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

Currently available promoters may lack sufficient strength of expression and selectivity for clinical benefit of AAV gene therapies. In addition, for some AAV gene therapy products a smaller promoter region may be essential for the gene payload to fit in the AAV. Therefore, we believe there is a need for better promoters for many AAV products to enable or enhance their therapeutic benefit. We generate Target Promoter Profiles for any given product and disease target. This promoter profile includes target cell specificity and strength in order to maximize tolerability and/or biologic activity, as well as to account for any necessary size constraints. Our libraries of novel and diverse synthetic promoters have been engineered and currently comprise approximately ten million unique sequences. Our discovery platform identifies the best promoters within the libraries for a specific Target Promoter Profile.

In addition to our synthetic promoters, we are developing next-generation optimized transgenes. Our discovery platform uses a high-throughput approach, harnessing both directed evolution and rational design algorithms, to identify novel transgenes that express therapeutic proteins. For example, we have developed transgenes to express RNAi in target cells of interest for treatment of disease. These transgene-expressed RNAi molecules, or ddRNAi, are anchored by a microRNA backbone that not only enhances stability and limits off-target effects, but also facilitates high expression within target cells and thereby may increase efficacy. Our technology allows us to knock down disease-causing transcripts, combining a design for a high degree of selectivity with the goal of long-term expression afforded by AAV-based gene therapy.

Our Product Candidate Pipeline

Ophthalmology Therapeutic Area

Introduction

We are developing product candidates to treat severe ophthalmologic diseases. Our targeted and evolved vector, R100, is used in all three of our ophthalmology clinical stage product candidates and was invented for routine intravitreal injection, leading to transgene expression across the entire surface area of the retina, and in the major cell layers of the retina. We believe that the ability to use the same novel vector in all three product candidates will help inform the clinical development of subsequent product candidates using the same vector.

4D-125 for X-Linked Retinitis Pigmentosa (“XLRP”)

Disease Background, Unmet Medical Need and Target Patient Population

XLRP is a rare inherited X-linked recessive genetic disorder that causes progressive vision loss and blindness. There are currently no approved therapies for XLRP. Seventy percent of cases are caused by mutations in the retinitis pigmentosa GTPase regulator (“RPGR”) gene. The estimated worldwide prevalence of XLRP due to RPGR variants is approximately one in 25,600 people, which represents approximately 24,000 patients in the United States, and France, Germany, Italy, Spain and the United Kingdom (together, EU-5). It is characterized by dysfunction and degeneration of photoreceptors in the retina. Loss of RPGR function in retinal cells causes the progressive loss of rod and cone photoreceptors, leading to the progressive loss of vision. Symptoms of XLRP are initially night blindness, followed by loss of peripheral visual field, decreasing visual acuity and eventually blindness. While males are usually the most affected, approximately 25% of heterozygous females experience loss of vision.

Our Solution

We are developing 4D-125 for the treatment of patients with XLRP with RPGR mutations. 4D-125 is designed to benefit patients at all stages of XLRP, including early stage patients whose entire viable retinas are not adequately treated by subretinal surgery. This product candidate is comprised of R100 and a codon-optimized RPGR transgene engineered for expression within human photoreceptors. In NHP models, we have observed widespread transduction and transgene expression across the entire retinal surface. We believe that 4D-125 has the potential to successfully treat XLRP patients at the earliest stages of their disease progression and ideally, slow or prevent progression and retain vision.

Competition and Differentiation: AAV Gene Therapy for XLRP

Several companies are developing subretinal AAV gene therapies for patients with XLRP. In Phase 1 and 2 trials, investigators have reported improvements in visual field function within the localized retina area receiving the treatment bleb in a subset of patients. These AAV gene therapies require invasive subretinal surgery, which has been associated with subretinal surgery-related adverse events. In addition, subretinal surgery results in transduction and direct treatment of only a small fraction of the retina and is, therefore, limited to patients with more advanced disease with a small remaining area of viable retinal cells.

We believe 4D-125 has the potential to be differentiated from other AAV gene therapies in clinical development, to our knowledge, on the basis of four features:

1.
Safe and routine intravitreal route of administration: Product candidates that utilize conventional AAV vectors such as AAV2, must be administered by subretinal surgery for XLRP. Unlike those product candidates, R100, which is included in our product candidate 4D-125, was specifically invented for intravitreal injection. This easier and widely used route of administration may result in faster clinical trial enrollment and better efficacy.
2.
Treatment of the entire retinal surface: Unlike conventional AAV vectors administered by subretinal surgery, which treat only a small fraction of the retinal surface, 4D-125 can be used to treat the entire retinal surface following intravitreal injection, potentially broadening its therapeutic applicability.
3.
Feasibility of treating early stage patients: We believe it will be feasible to safely treat early stage patients before they start to lose their retinal function. 4D-125 is designed to treat the entire surface of the retina, including the periphery where degenerative diseases like XLRP start. In addition, intravitreal injection is recognized as a safe, simple and routinely used method of administering therapeutics.
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

Clinical Development: Phase 1/2 Clinical Trial

4D-125 is currently being evaluated in a first-in-human, on-going Phase 1/2 dose escalation and dose expansion clinical trial. The primary objectives of this trial are to evaluate the safety and maximum tolerated dose of 4D-125. Secondary endpoints include assessments of biologic activity, including both visual field function and anatomical endpoints.

We reported initial clinical data on this program in October 2021. As of the data cutoff date of September 1, 2021, eight patients with clinically advanced XLRP due to RPGR gene mutation had been treated. A standard 3+3 dose escalation was used. Patients were enrolled in one of three dose cohorts: dose-escalation cohort 1 (3E11 vg/eye; n=3), dose-escalation cohort 2 (1E12 vg/eye n=3) and the dose expansion cohort (1E12vg/eye; n=2). Patients enrolled in the dose escalation cohorts of this first-in-human clinical trial had clinically-advanced XLRP, with patients having limited or no measurable remaining photoreceptor area or retinal sensitivity.

Two dose escalation patients (n=1 at 3E11 vg/eye; n=1 at 1E12 vg/eye) were evaluable for clinical activity defined as having both measurable ellipsoid-zone area ("EZ Area") by spectral domain optical coherence tomography ("SD-OCT") and retinal sensitivity by microperimetry in both the treated and untreated control eye with at least six months follow-up; dose expansion cohort patients (n=2) had not yet reached six months of follow-up.

*Month 4 – Patient 5 unable to fixate in untreated eye at Month 6.

4D-125 was well-tolerated and did not result in dose-limiting toxicities. No serious adverse events were reported. Enrollment in the dose-expansion cohort is ongoing. We expect to enroll patients with less advanced disease than those enrolled in dose escalation, and whom we expect to be evaluable for clinical activity based on central reading center confirmation at screening.

4D-150 for Wet AMD and Diabetic Retinopathy

Disease Background, Unmet Medical Need and Target Patient Population

Wet AMD is a type of macular degeneration where abnormal blood vessels (choroidal neovascularization or "CNV") grow into the macula, the central area of the retina. As a consequence, CNV causes retina swelling and edema, and bleeding can occur and cause visual distortion and reduced acuity. The proliferation of abnormal blood vessels in the retina is stimulated by VEGF. This process distorts and can potentially destroy central vision and may progress to blindness without treatment. There are on average 200,000 new incidences of wet AMD per year in the United States alone. Wet AMD accounts for approximately 10% of all diagnosed cases of AMD, but it results in an estimated 90% of the legal blindness caused by all types of AMD. High expression levels of VEGF appear to play a causal role in the symptoms of wet AMD.

Diabetes mellitus affects approximately 400 million adults worldwide and the prevalence is expected to increase by approximately 45% in the next decade. Diabetic eye disease, primarily diabetic retinopathy (“DR”), is a leading cause of vision loss and blindness in working-age adults and occurs due to the development of diabetic macular edema (“DME”; swelling, edema and hemorrhage in the central vision) and complications arising from proliferative diabetic retinopathy ("PDR"; retinal neovascularization causing bleeding and retinal detachment). The prevalence of diabetic retinopathy is high, affecting almost one-third of adults over 40 years of age with diabetes. In the United States approximately 4.2 million adults have DR and 655,000 have vision-threatening DR.

The current treatment paradigm for wet AMD and diabetic retinopathy, including DME, is intravitreal injection of patients with anti-VEGF proteins that inhibit the proliferation of new blood vessels, reducing edema and bleeding and allowing some visual acuity to be recovered. Most anti-VEGF therapies require repeated intravitreal injections in the office every few weeks to every few months to obtain full efficacy. When patients miss doses, they may experience accelerated vision decline. Based on current clinical experience, after several years of treatment, the early vision gains are frequently lost, and acuity declines are observed for reasons that may include variable treatment regimens and poor patient compliance.

We believe these major retinal diseases are ideal candidate applications for gene therapy. There are multiple products on the market that validate the anti-VEGF therapeutic approach, and emerging randomized clinical trial data suggest that inhibiting additional molecular targets can extend the efficacy and durability of anti-VEGF alone. Delivering intravitreal therapies to the eye is routine, and there is an advantage for a single dose gene therapy that can provide long-term efficacy in patients for whom compliance, or treatment resistance, is a problem.

Our Solution

4D-150 is a dual-transgene, intravitreal gene therapy designed to inhibit four distinct angiogenic factors to prevent angiogenesis and reduce vascular permeability for the treatment of angiogenic diseases of the retina. These angiogenic diseases of the retina, including wet AMD and diabetic retinopathy, represent therapeutic markets of over $9.7 billion in annual global sales.

4D-150 is engineered for efficient intravitreal delivery to the retina of a payload expressing two transgenes that has the potential for greater efficacy and/or lower required doses versus therapies that target a single VEGF factor, including in patients refractory to currently approved anti-VEGF therapies. Intravitreal delivery of biologics to the eye is routine, and a single dose intravitreal gene therapy that could provide long-term efficacy in patients would be an advantage for patients who struggle with treatment burden and/or treatment resistance.

Competition and Differentiation: AAV Gene Therapy for wet AMD and Diabetic Retinopathy

AAV gene therapy approaches are being developed by several companies to treat wet AMD by delivering a functional copy of an anti-angiogenic transgene by either subretinal or suprachoroidal injection with a conventional AAV vector, or intravitreal administration with a mouse-evolved vector. It remains to be demonstrated whether conventional AAVs or mouse-evolved vectors can deliver significant retinal coverage while limiting off-target effects. In comparison, our targeted and evolved vectors are designed and tested in NHPs whose eyes more closely resemble the anatomy of the human eye than mouse eyes. We believe this provides comprehensive retinal coverage through less invasive and more commonly used intravitreal injections while delivering an improved tolerability profile with limited inflammation. To our knowledge, 4D-150 is the only AAV gene therapy asset in wet AMD and DR to utilize an intravitreal vector (such as R100) discovered through directed evolution in NHP. In addition, in vitrostudies of R100 versus AAV2 have shown superior transduction by R100 in human retinal cells. We have not compared R100 to AAV2 in patients in clinical studies. R100 has been associated with a low inflammation profile and lack of adverse findings in 91 NHP eyes injected in GLP toxicology studies.

In addition, to our knowledge, 4D-150 is the first gene therapy product candidate for the eye designed to implement three mechanisms of action by directly inhibiting four different angiogenic growth factor targets, including VEGF-A, -B and C- and PlGF. We therefore believe there is significant differentiation between our gene therapy product candidate and other AAV gene therapeutics in development in this therapeutic area.

We believe 4D-150 has the potential to be differentiated from approved agents, and those in clinical development, to our knowledge, on the basis of five features:

1.
Four distinct mechanisms-of-action: An intravitreal dose of 4D-150 should result in sustained anti-angiogenic effects through three distinct mechanisms of action.
2.
One-time therapy: Unlike intravitreal protein therapeutics that require repeat dosing every few weeks for a patient’s lifetime, 4D-150 is designed as a one-time dose.
3.
Novel vector evolved in NHPs for efficient intravitreal delivery: Unlike conventional AAV vectors such as AAV2 or the mouse-evolved AAV vector 7m8, R100 was specifically selected in NHPs from our collection of over one billion synthetic capsid sequences for use in humans.
4.
Low inflammation profile design: Following intravitreal injection, R100 has shown a low inflammation profile and no significant adverse findings in three GLP toxicology studies, involving 91 NHP eyes, with two different 4DMT products utilizing the R100 vector (4D-110 and 4D-125). In addition, R100 vector-based product candidates 4D-125 and 4D-110 have been administered to patients at doses up to 1E12 vg/eye without dose-limiting toxicities observed to date. With respect to 4D-110 at the 1E12 vg/eye dose, pigment dispersion (iris transillumination) was observed in three patients in the 1E12 vg/eye cohort approximately 7 to 9 months following treatment. Two cases were asymptomatic and one patient reported mild glare. In each case the investigator described this as a Serious Adverse Event, but no hospitalization or medical intervention was initiated.
5.
Commercial opportunity: Intravitreal injections are widely adopted by many practicing ophthalmologists and used to treat a number of ophthalmological indications. As a result, we believe 4D-150 has the potential for rapid market uptake, if approved. Additionally, the low inflammation profile we have observed in our R100-based GLP toxicology studies, if reproduced in the clinic with 4D-150, may promote broad product adoption, if approved.

Preclinical Animal Model Pharmacology and Toxicology Studies

We carried out a proof-of-concept efficacy study in NHPs with 4D-150. In this study using the retinal laser-induced CNV model, we treated animals with intravitreal 4D-150 at doses of 1E11, 3E11 and 1E12 vg per eye. Animals received steroid treatment for 28 days following IVT administration of 4D-150 and remained off steroids for the remainder of the study. No adverse findings were reported. We demonstrated 100% suppression of CNV lesions 4-weeks after laser administration, the primary endpoint of the study, including at the lowest dose tested of 1E11 vg/eye. No uveitis or retinal abnormalities were reported at this 1E11 vg/eye dose level.

In an acute biodistribution study of 4D-150 in NHP, a single intravitreal injection resulted in both high levels of ocular aflibercept expression and VEGF-C miRNA expression within the retina at 4 weeks, with no evidence of uveitis or retinal abnormalities observed.

Clinical Development: Phase 1/2 Clinical Trial

4D-150 is currently being evaluated in a first-in-human, on-going Phase 1/2 dose-escalation and randomized, controlled, masked expansion trial and is expected to enroll approximately 60 adults with wet AMD. In the dose-escalation phase, multiple dose levels of 4D-150 will be examined in an open-label, 3+3 design with an initial dose of 3E10 vg/eye. In dose expansion, patients (n=50) will be randomized 2:2:1 to receive one of 2 dose levels of 4D-150 (n=20 for each dose level) or aflibercept (n=10). The primary endpoints of the study are safety and tolerability. Secondary endpoints include the number of supplemental aflibercept injections received and change from baseline in best corrected visual acuity ("BCVA") over time. In January 2022, we announced the dosing of the first patient in this trial.

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

Choroideremia initially manifests as night-blindness and peripheral visual field defects, usually starting in the first two decades of life. The visual field begins to constrict relatively early in the disease’s progression, which hinders patients’ ability to conduct daily activities such as driving. Many patients become blind by 30 years of age. A patient with advanced disease will be legally blind by virtue of poor visual acuity and minimal preserved visual field. Almost all mutations in the CHM gene result in production of a non-functional REP1 protein. REP1 is essential for the activation (prenylation) of Ras-associated binding (“Rab”) proteins involved in intracellular vesicle trafficking.

Our Solution

We are developing 4D-110 for the treatment of choroideremia. 4D-110 is designed for a single intravitreal injection and to benefit patients at all stages of disease, including early-stage patients whose entire viable retinas are not adequately treated by subretinal injection. 4D-110 contains the R100 vector and is engineered to deliver the CHMtransgene, the dysfunctional gene in choroideremia, to human RPE cells safely. We believe that 4D-110 has the potential, if approved, to successfully treat choroideremia patients at the earliest stages of their disease progression and ideally, slow or prevent progression and retain vision.

Competition and Differentiation: AAV Gene Therapy for Choroideremia

Previously, subretinal conventional AAV gene therapy approaches were being developed to treat choroideremia. With the recent discontinuation of BIIB111, there is currently no direct competition for the choroideremia market. Subretinal administration requires an invasive surgical procedure, which has been associated with subretinal surgery-related adverse events. In addition, subretinal surgery results in transduction of only a small fraction of the retina and is therefore limited to patients with more advanced disease who have a small remaining area of viable retinal cells.

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

Transient cortico-steroid responsive uveitis was reported. No chronic inflammation was reported; all animals were under systemic immunosuppression during the study. We detected vector genomes and CHM/REP1transgene RNA expression in treated retinas at both dose levels.

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

Clinical Development: Phase 1/2 Clinical Trial

4D-110 is currently being studied in an ongoing Phase 1/2 dose escalation clinical trial in patients with choroideremia. The primary objectives of this trial are to evaluate the safety and maximum tolerated dose of 4D-110. Secondary endpoints include assessments of biologic activity, including both visual field function and anatomical endpoints.

We reported initial clinical data on this program in October 2021. As of the October 2021 data disclosure, six patients with clinically advanced choroideremia were treated. A standard 3+3 dose escalation design was used. Patients were enrolled in one of two dose cohorts: 3E11 vg/eye (cohort 1; n=3) and 1E12 vg/eye (cohort 2; n=3).

* Rate of progression normalized for same # months

+ Patient 2 latest evaluable scans 10 months

At the 3E11 vg/eye dose (Cohort 1), 4D-110 was well-tolerated with no dose-limiting toxicities or serious adverse events. Initial signals of clinical activity were observed at this dose, through anatomical measurements of the retinal pigment epithelium ("RPE") by fundus autofluorescence area and photoreceptors by ellipsoid zone area. At the 1E12 vg/eye dose, pigment dispersion (iris transillumination) was observed in three patients in the 1E12 vg/eye cohort approximately 7 to 9 months following treatment. Two cases were asymptomatic and one patient reported mild glare. In each case the investigator described this as a Serious Adverse Event, but no hospitalization or medical intervention was initiated.

Enrollment in the clinical trial is on-going at the 3E11 vg/eye dose level.

Cardiology Therapeutic Area

Introduction

We are developing product candidates to treat cardiomyopathies. These target indications may include both primary cardiomyopathies that involve the heart exclusively, as with hypertrophic cardiomyopathies, or secondary cardiomyopathies that occur in the context of a systemic disease, as with lysosomal storage diseases. In the context of secondary cardiomyopathies, such as Fabry disease, we design and engineer the product to treat all diseased organs including the high unmet medical need in the heart. Our targeted and evolved vector, C102, used in all of our cardiology product candidates, was invented for low dose intravenous infusion, leading to transgene expression throughout the myocardium. We believe that this modular product approach, utilizing C102 for all of our cardiology product candidates, and switching the therapeutic transgene inserts, will help inform the clinical development of subsequent product candidates using the same vector.

4D-310 for Fabry Disease

Disease Background, Unmet Medical Need and Target Patient Population

Fabry disease is a monogenic disease caused by mutations in the GLA gene which encodes for the alpha-galactosidase A (“AGA”) enzyme, that result in the body’s inability to produce sufficient AGA enzyme activity, causing the accumulation of toxic levels of sphingolipids, such as the substrate globotriaosylceramide-3 (“lyso-Gb3”), in critical organs, including the heart, kidney and blood vessels. The cardiomyopathy in Fabry disease is the leading cause of death, accounting for 54% of deaths. Substrate accumulation in the heart can lead to life-threatening heart failure, arrhythmias, and vascular blockages. Fabry disease is progressive and fatal, with an average life expectancy of approximately 50 years. Progression of the disease causes significant reduction in the quality of life and significant economic burden associated with greater patient needs for supportive care.

Annual worldwide sales of Fabry medicines were approximately $1.8 billion in 2021. We estimate the potential initial addressable male Fabry patient population in the United States and EU-5 to be up to 19,000 individuals, 57% of whom suffer from Classic Fabry disease. Of note, we estimate the prevalence of individuals with Fabry disease-associated GLA mutations in the United States and EU-5 falls between 50,000 and 70,000 in the United States and the EU-5 based on recent newborn screening. Pre-treatment antibody titers to gene therapy, including 4D-310, may result in a reduction in the addressable patient population, if antibody titers at baseline are shown to be predictive of treatment response and/or tolerability.

The current treatment paradigm for Fabry disease is bi-weekly infusion of AGA enzyme, a class of therapies broadly referred to as enzyme replacement therapies (“ERT”). For example, Fabrazyme received accelerated regulatory approval in 2003 in the United States based on improvements in a kidney interstitial capillary substrate biopsy endpoint, and received full approval in 2021.

In addition to high burdens of therapy due to the short-half life in the blood, patients on ERTs lack therapeutic concentrations of AGA in their blood for the majority of time between infusions, potentially limiting clinical benefit. AGA is normally produced within target cells themselves, but ERTs reportedly lack efficient uptake by parenchymal cells including cardiomyocytes. As a result, patients remain at risk of cardiac complications including death. Finally, antibodies develop to AGA in the majority of Classic Fabry disease patients after ERT which can reduce the therapeutic effect of ERT, leading to worse clinical outcomes than those patients on ERT who don't develop anti-AGA antibodies.

Therefore, we believe cardiac-targeted treatment of Fabry disease is still an unmet medical need.

Our Solution

We are developing 4D-310 for the comprehensive systemic treatment of Fabry disease. 4D-310 is designed for an efficient, single low dose IV administration to benefit classic and late onset patients, including those who have previously received ERT. 4D-310 is comprised of C102 and is engineered with a codon-optimized GLA transgene under control of a ubiquitous promoter. 4D-310 is designed to generate both high, stable AGA activity in the blood, potentially resulting in cross correction of a broad range of critical organs, and to generate AGA activity via intracellular production within diseased cells including cardiomyocytes.

We believe 4D-310 has the potential for “mutation independent” treatment of both “classic” (early onset, severe) as well as late-onset Fabry disease, both of which are often associated with cardiomyopathy. We believe reducing substrate in cardiomyocytes would represent a strategic advantage and significant opportunity in the treatment of Fabry-associated cardiomyopathy, which we believe remains a significant unmet medical need and is a leading cause of death in Fabry disease patients.

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

Finally, single dose gene therapy treatment with 4D-310 may obviate biweekly ERT infusions in these patients, and/or every other day small molecule medicines for patients amenable to AGA chaperone therapy.

Competition and Differentiation: AAV and Gene Therapy for Fabry Disease

Companies are developing liver-expressing AAV gene therapy for Fabry disease using conventional AAVs designed for expression from the liver only using liver-specific promoters. These product candidates are designed for the production and secretion of AGA enzyme for activity in the blood, as with ERT, but with more stable blood levels than achieved with intermittent ERT infusions. When administered as ERT in patients, the AGA protein has not been shown definitively to enter cardiomyocytes or other affected parenchymal cells. It is therefore unclear whether gene therapy-induced production of AGA from the liver, with secretion into the bloodstream, would result in effective correction in cardiac muscle cells or other affected parenchymal cells such as in the kidney.

We believe 4D-310 is the only gene therapy candidate designed specifically to express the AGA enzyme in cardiac tissues, as well as in other affected tissues in these patients, potentially addressing a major unmet medical need.

We believe 4D-310 has the potential to be differentiated from approved agents and those in clinical development, to our knowledge, on the basis of four features:

1.
Dual mechanisms-of-action: An IV dose of 4D-310 is designed to generate both stable sustained levels of AGA enzyme activity in blood and endothelial cells following secretion from the liver, plus high AGA levels directly within muscle cells throughout the heart. Preclinical data also suggest cells within the kidney, blood vessels and small intestine also produce intracellular AGA after 4D-310 treatment, albeit at significantly lower levels than in the heart.
2.
One-time therapy: Unlike AGA chaperones that require dosing every other day for a patient’s life, or IV ERT every two weeks for life, 4D-310 is designed as a single dose therapy.
3.
AGA mutation-independent biologic activity: Unlike AGA chaperones that are only effective against specific AGA mutations present in a minority of Fabry patients, 4D-310 is designed to treat Fabry patients with any AGA mutation.

4.
Resistance to AGA antibodies: We believe that 4D-310 may be able to treat patients that have anti-AGA antibodies. Those antibodies develop in approximately 80% of Classic Fabry disease patients (early onset, severe disease) treated with ERT. This is in contrast to competing approaches that rely exclusively on AGA delivery through the bloodstream, that may be inhibited by these antibodies since AGA comes into contact with anti-AGA antibodies in the bloodstream that may inhibit delivery to target organs. Unlike ERT and gene therapies that are designed to rely exclusively on AGA production and secretion from the liver into the blood, 4D-310 is designed to include intracellular AGA production in target tissues themselves, thus avoiding AGA antibody contact and inhibition. We therefore plan to evaluate the treatment of patients with pre-existing AGA antibodies, potentially resulting in a larger addressable patient population.

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

Pharmacology studies have been completed in Fabry disease knock-out mice. We observed that a single IV treatment with 4D-310 resulted in high stable blood concentrations and durable AGA production in target tissues, including the heart and kidney, and that toxic lyso-Gb3 metabolites were reduced significantly in all evaluated target tissues versus vehicle control. Efficacy was demonstrated with doses as low as 1E12 vg/kg. No adverse findings were observed in these knock-out animals at doses as high as 5E13 vg/kg.

We performed a dose-ranging toxicity and biodistribution study in NHPs. Doses of 3E12, 1E13 and 5E13 vg/kg were well-tolerated and resulted in AGA activity concentrations in blood equal to 1.9-fold, 3.4-fold and 70-fold higher than pretreatment blood levels, respectively, within 14 days after treatment. NHPs used in this study were healthy and had normal baseline levels of AGA activity. No meaningful toxicity was noted clinically or with blood testing. Histopathology assessments were normal. Tissue analyses demonstrated dose-related 4D-310 genome delivery, RNA expression and AGA activity throughout the heart, especially within the left ventricle which is the key target tissue. AGA expression and enzymatic activity were also demonstrated within the kidney.

Clinical Development: Phase 1/2 Clinical Trial

We are currently studying 4D-310 in an on-going Phase 1/2 dose-escalation and dose-expansion clinical program assessing intravenous 4D-310, 4DMT’s targeted and evolved C102 vector-based product candidate designed for Fabry disease. The primary endpoint of these trials is safety and tolerability. Key secondary endpoints include change from baseline in serum AGA activity and serum lyso-Gb3. Exploratory endpoints include markers of biologic activity in the heart, including cardiac imaging parameters and quality of life. In the Asia-Pacific portion of the program, cardiac biopsies will also be assessed.

In February 2022, we reported updated interim Phase 1/2 data from the on-going clinical trial. All three patients enrolled were patients with Classic Fabry disease, defined as having AGA activity <5% of mean normal in peripheral blood white cells and having one or more clinical characteristics such as acroparesthesia, hypohidrosis, angiokeratoma or cornea verticillata.

Consistent with the Classic Fabry disease phenotype, all three patients had serum AGA activity below mean normal at baseline, ranging from 0 – 0.42 nmol/hr/mL (population normal range: 4.44 – 27.42 nmol/hr/mL; population mean normal 9.9 nmol/hr/mL).

All three patients had prior experience on enzyme replacement therapy ("ERT"). Patients 1 and 3 were enrolled while receiving ERT (ON-ERT). Patient 2 had prior experience with ERT but was not receiving ERT (OFF-ERT) for approximately 13 months prior to dosing. Consistent with prior ERT use, each patient had positive baseline anti-AGA antibody titers:

Patient 1: Baseline anti-AGA antibody titer 1:947

Patient 2: Baseline anti-AGA antibody titer 1:99,900

Patient 3: Baseline anti-AGA antibody titer 1:13,900

Following 4D-310 infusion, mean serum AGA enzyme activity was within, or significantly above, the normal range in all three patients, despite pre-treatment anti-AGA antibody titer positivity in all patients. Lyso-Gb3 substrate concentrations in serum decreased significantly in Patient 2, who enrolled in the trial OFF-ERT and therefore with an elevated lyso-Gb3 level.

Patients 1 and 3 demonstrated an increase in serum AGA enzyme activity significantly above the normal range at all timepoints through last follow-up.

Serum AGA activity: mean normal = 9.9 nmol/hr/ml; normal range: 4.44 – 27.42 nmol/hr/mL

Patient 2 entered the trial OFF-ERT but had prior ERT treatment that was stopped approximately 13 months prior to dosing. As a result, Patient 2 had a high baseline lyso-Gb3 level (101 ng/mL). Patient 2 also had the highest pre-treatment anti-AGA antibody titer of all three patients treated and of all patients screened to date (1:99,900). Patient 2 demonstrated a significant increase in serum AGA enzyme activity into the normal range. Lyso-Gb3 decreased significantly (>50%) within the first four weeks and remained stable through week 12.

Serum AGA activity: mean normal = 9.9 nmol/hr/ml; normal range: 4.44 – 27.42 nmol/hr/mL;

Lyso-Gb3 normal range: < 1.0 ng/mL

* = Patient 2 week 6 lyso-Gb3 datapoint not evaluable due to hemolysis

Preliminary clinical data evaluating biologic activity in the heart were also reported. Patient 1, who was the only patient who reached the initial 6-month cardiac MRI assessment, demonstrated encouraging signals of biologic activity in the heart on Native T1 and Global Longitudinal Strain.

4D-310 demonstrated a manageable safety profile in all three patients. No dose-limiting toxicities were observed and no serious adverse events were reported with Patient 1 and 3, and these patients did not have either atypical hemolytic uremic syndrome ("aHUS") or liver toxicity, which are the two primary class-related toxicities associated with systemically administered AAV. Patient 2 developed transient, self-limited aHUS within approximately one week following treatment and was admitted to the hospital for observation and hydration and was discharged after four days. As a result of hospitalization, this event was classified as a serious adverse event.

Enrollment is on-going in both the Phase 1/2 dose-escalation and dose-expansion clinical program.

Pulmonology Therapeutic Area

Introduction

We are developing product candidates to treat lung diseases. Our targeted and evolved vector, A101, is used in all of our pulmonology disease product candidates and was invented for aerosol delivery, leading to transgene expression throughout all regions of the lung airways and alveoli, as well as resistance to pre-existing antibodies. We believe that this modular product approach, utilizing A101 for multiple product candidates by switching the therapeutic transgene insert, will help inform the clinical development of subsequent product candidates using the same vector.

Our first pulmonology product candidate is 4D-710 for cystic fibrosis lung disease. This IND candidate has completed a non-GLP dose-ranging toxicology and biodistribution study in NHPs by aerosol delivery. No notable adverse effects were reported, and widespread biodistribution and transgene expression were observed throughout all lung segments tested in all NHPs. We have initiated an IND-enabling GLP toxicology and biodistribution study in NHPs. We are currently enrolling a Phase 1/2 clinical trial in patients with cystic fibrosis.

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

According to the Cystic Fibrosis Foundation, more than 30,000 people in the United States and more than 70,000 people worldwide are living with cystic fibrosis, and approximately 1,000 new cases of cystic fibrosis are diagnosed in the United States each year. Patients with cystic fibrosis require lifelong treatment with multiple daily medications, frequent hospitalizations and, ultimately, lung transplants in some end-stage patients. The quality of life for cystic fibrosis patients is further compromised as a result of spending significant time on self-care every day and frequent outpatient doctor visits and hospitalizations.

Until recently, approved therapies to treat cystic fibrosis patients were only designed to treat the symptoms of cystic fibrosis, for example by preventing and controlling infections that occur in the lungs, rather than addressing the underlying cause of the disease. Accordingly, antibiotics are frequently used along with mucus-thinning drugs.

More recently, a new class of drugs called modulators target CFTR for patients with certain gene mutations. Several therapies from Vertex Pharmaceuticals Inc. have been approved for marketing in the United States and the European Union based on their ability to improve lung function in genetically defined subsets of cystic fibrosis patients. In 2019, the FDA approved triple drug therapy with Trikafta (elexacaftor/ivacaftor/tezacaftor), which Vertex believes would be applicable for up to 90% of cystic fibrosis patients, leaving at least 10% with no CFTR-targeted options. While these therapies improve lung function, reduce exacerbations and have extrapulmonary benefits, the magnitude of lung function improvement is variable, and these chronic therapies require daily dosing for the patient’s lifetime. In addition, the existing cystic fibrosis drugs have been associated with tolerability issues, thus limiting their use.

We believe there is a clinical need and market opportunity for a durable aerosolized therapy, delivered by breath-actuated nebulizer, that can restore normal CFTR function across all cystic fibrosis patient subgroups, including patients who are receiving combination CFTR-modulator therapies and/or do not have appreciable CFTR protein expression and are therefore not amenable to CFTR modulators. We expect to explore single agent therapy with 4D-710 initially in patients who are not amenable to CFTR modulators (estimated to include approximately 10% of all cystic fibrosis patients), and to explore single agent or combination therapy with CFTR modulators for the remaining approximately 90% of patients with cystic fibrosis.

Our Solution

We are developing 4D-710 for the treatment of a broad range of patients with cystic fibrosis independent of their specific CFTR mutation. 4D-710 is designed for efficient single dose aerosol delivery to the proximal and distal airways and alveoli, subsequent mucus barrier penetration, lung epithelial cell transduction, and resistance to pre-existing antibodies in humans. The intended result is to achieve CFTR expression within lung airway epithelial cells for correction of cystic fibrosis lung disease. 4D-710 is comprised of our targeted and evolved vector, A101, and a codon-optimized version of a synthetic truncated CFTR transgene deltaR-CFTR, which we refer to as microCFTR. microCFTR is a construct that retains the most critical functional components of the full-size CFTR gene and is small enough to fit within AAV vector packaging constraints.

We believe 4D-710 has the potential to treat a broad range of patients with cystic fibrosis independent of their specific CFTR mutation. Initially we plan to focus on the approximately 10% of all patients who are not amenable to existing medicines targeting the CFTR protein as we believe these patients have the highest unmet medical need. In patients with CFTR mutations that are amenable to modulator medicines, while therapies demonstrate improvements in lung function, these modulators do not restore normal lung function in most patients. Further, these chronic therapies require daily dosing for the patient’s lifetime. We therefore expect to eventually develop 4D-710 in this patient population, as a single agent and/or in combination with these CFTR modulator small molecule medicines.

Competition and Differentiation: AAV Gene Therapy for Cystic Fibrosis

A number of biotechnology companies have pursued gene therapy solutions to treat cystic fibrosis. We believe these prior attempts to deliver AAV gene therapy to the lungs of cystic fibrosis patients have failed due to an inability of conventional AAV vectors to penetrate through the lung mucus barrier and transduce lung cells efficiently. Further, we believe antibody neutralization of AAV likely also played a role in the lack of efficacy, as the mucosal immune system actively transports large quantities of antibodies into all mucus secretions, including on the lung mucosa.

While a number of companies are currently pursuing other gene therapy solutions utilizing liposomes, herpesvirus, lentivirus or conventional AAV vectors, these product candidates are in early stages of development. Moreover, they are not, to our knowledge, comprised of AAV vectors evolved in NHPs for aerosol delivery diffusely throughout the lung airways and alveoli. In addition, we believe these products were not designed for resistance to pre-existing antibodies to conventional AAVs, which is potentially a key requirement for successful delivery in the lung. As a result, to our knowledge, 4D-710 is the only AAV gene therapy product candidate in development designed specifically with a vector selected for aerosol delivery in NHPs, including humans, and with resistance to antibodies in the human population.

We believe 4D-710 has the potential to be differentiated from approved agents, and those in clinical development to our knowledge, on the basis of four features:

1.
Corrective mechanism-of-action: An aerosol dose of 4D-710 is designed to result in therapeutic levels of the CFTR protein directly within target cells lining the airway and alveoli. 4D-710 comprises a targeted and evolved vector invented for aerosol delivery, mucus barrier penetration and transduction of epithelial cells within the airways and alveoli of NHPs and humans.
2.
One-time therapy: Unlike CFTR-targeted small molecules that require daily dosing for a patient’s entire life, 4D-710 is designed for single or significantly less frequent dosing.
3.
CFTR mutation-independent efficacy: Unlike CFTR-targeted small molecules that are only effective against specific mutations, 4D-710 is designed to be used in cystic fibrosis patients with any mutation, including in the approximately 10% of patients whose disease is not amenable to currently available medical therapy.

4.
Resistance to AAV antibodies: Unlike conventional AAV vectors, which are sensitive to anti-AAV antibody inhibition, 4D-710 utilizes A101, a vector invented for resistance to human antibody inhibition.

Preclinical Proof-of-Concept Study with Evolved AAV for Aerosol Delivery in the Cystic Fibrosis Pig Model

Preclinical proof-of-concept studies have been conducted utilizing directed evolution to discover vectors for delivering a corrective CFTR gene construct to cystic fibrosis lung tissue in a large animal model of cystic fibrosis, and in a human cystic fibrosis patient lung tissue model. Building on these previous proof-of-concept studies, our product candidate 4D-710 utilizes a vector, A101, that was evolved and selected in NHPs, which we believe is more relevant for human use. The product was designed to package the same microCFTR transgene payload in this vector that was customized for use in humans.

In addition, directed evolution was used in an in vitro human organotypic air-liquid interface model of lung epithelium to select AAV2.5T, which we in-licensed with exclusive worldwide rights. In preclinical studies, AAV2.5T carrying microCFTR transduced human lung epithelial tissue and resulted in expression of functional protein as suggested by increased chloride ion transport as compared to untreated control.

We believe that these results demonstrate that a targeted and evolved vector can penetrate the mucus layer of diseased cystic fibrosis lungs and deliver functional CFTR protein in a well-validated large animal model of the disease, as well as in human cystic fibrosis patient-derived organotypic lung models.

Preclinical Animal Model Pharmacology and Toxicology Studies

In our NHP study of a single aerosol delivered dose of 4D-710 at two different dose levels, treatment resulted in widespread distribution, CFTR transgene expression throughout both proximal and distal airways and alveoli. No meaningful inflammation or adverse findings were reported on in-life examinations, hematology or clinical chemistry analyses, or lung histology analyses. Ex vivo studies demonstrated highly significant resistance to neutralization by human pooled antibody preparations, with human IVIG pooled from over 1,000 individuals.

Clinical Development: Phase 1/2 Clinical Trial

In October 2021, we received clearance from the U.S. Food and Drug Administration ("FDA") of an Investigational New Drug Application ("IND") for 4D-710. We expect to dose the first patient in our Phase 1/2 clinical trial for 4D-710 in the first half of 2022. The Phase 1/2 clinical trial is a multicenter, open-label, dose-escalation and dose-expansion trial of 4D-710 in patients (n=~18) with cystic fibrosis who are ineligible for CFTR modulator therapy or who have discontinued therapy due to adverse effects. The primary endpoint of the study is safety and tolerability. Secondary endpoints include assessments of clinical activity including lung function, plus transgene transfer and microCFTR expression as measured within bronchoscopic biopsies and brushings.

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

With respect to 4D-125 for the treatment of XLRP, we consider our most direct AAV gene therapy competitors to be as follows: Applied Genetic Technologies Corporation (candidate administered by subretinal surgery in a Phase 1/2 clinical trial), Janssen Pharmaceuticals Inc. / MeiraGTx Holdings Plc (candidate administered by subretinal surgery enrolling a Phase 3 clinical trial).

With respect to 4D-110 for the treatment of choroideremia, we currently believe there are no gene therapies in development for this disease.

We consider our most direct competitors with respect to 4D-150 for the treatment of diabetic retinopathy and wet AMD to be Eylea (aflibercept) from Regeneron Pharmaceuticals Inc., which is the current wet AMD standard of care, and a combination of antibody-based programs including, but not limited to, Lucentis, Susvimo and Vabysmo from Roche, KSI-301 from Kodiak Sciences Inc. (missed primary endpoint in wet AMD), and OPT-302 from Opthea Limited, and gene-therapy based programs including ADVM-022 from Adverum Biotechnologies (discontinued in diabetic populations) and RGX-314 from RegenxBio Inc., which are both AAV-based programs in Phase 2 and Phase 3 studies, respectively.

We consider our most direct competitors with respect to 4D-310 for the treatment of Fabry disease to be Amicus Therapeutics, which has Galafold (migalastat) approved as a small molecule chaperone for specific mutations, and several gene therapy companies including Freeline Therapeutics Holdings Plc, which is in Phase 1 development of AAVS2-based FLT-190, and Sangamo, which is in Phase 1/2 development of AAV2/6-based ST-920. Other competitors include Sanofi Genzyme, Takeda Pharmaceutical Company Limited and Protalix BioTherapeutics, all of which either commercialize or develop enzyme replacement therapy for the treatment of Fabry disease.

We consider our most direct competitors with respect to 4D-710 for the treatment of cystic fibrosis lung disease to be Vertex, which has several approved CFTR modulators, as well as other gene therapy companies in preclinical development of cystic fibrosis programs, including Krystal Biotech Inc., Abeona Therapeutics Inc., Spirovant Sciences Inc. and Editas Medicine Inc.

Manufacturing

CMC Strategy

In order to fulfill our strategy to maximize the robustness and internal control of our manufacturing processes from discovery and process development through to clinical-grade cGMP manufacturing, we have designed and are continually developing and scaling a robust in-house manufacturing platform for both GMP and non-GMP manufacturing. While many companies in the AAV gene therapy field in-license clinical trial material or manufacturing technologies from other companies or academic manufacturing centers, in contrast, our manufacturing processes were developed internally using internal technology transfers from our own process development labs. Our current in-house manufacturing capabilities include GMP manufacturing (upstream, downstream and fill/finish), production capabilities for clinical trials, IND-enabling GLP toxicology studies and research candidate production. In addition to our internal activities, we also collaborate with Contract Manufacturing Organizations ("CMOs").

Current Good Manufacturing Practices (“cGMP”) Capabilities

Our team has extensive experience with the manufacturing and analytical testing of numerous unique AAV capsids. Our team has internally manufactured over 150 unique AAV vectors, including both proprietary evolved 4DMT capsid variants and naturally occurring capsids. Our team has manufactured over 240 total lots of AAV vectors for research or clinical use. We have in-house cGMP manufacturing capabilities for clinical trial material production. Our manufacturing team has completed and released multiple lots of clinical trial material for our five product candidates in clinical development. This total also includes 15 lots of product candidate material for GLP toxicology and biodistribution studies. Leveraging internal testing capabilities in addition to qualified contract testing laboratories, we fully test and release our GLP and GMP lots for use in toxicology and clinical trials, respectively. We have developed and qualified assays for characterization, in-process testing and release and stability testing of our internally and externally manufactured proprietary AAV vectors.

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

Manufacturing Facilities

Our manufacturing facilities are on site at company headquarters in Emeryville, California and include process development labs, an analytical development lab, and a cGMP manufacturing facility. These manufacturing facilities are also designed for production of material for GLP toxicology and biodistribution studies. In addition, we are currently building a second manufacturing facility to enable commercial-scale lot sizes under cGMP. Our cGMP facilities will be able to provide additional capacity for production of Phase 1 through Phase 3 clinical trials material. We expect to utilize commercial-scale bioreactors that are designed to manufacture higher titer clinical trial material lots. Our manufacturing facilities are also designed for production of material for GLP toxicology and biodistribution studies.

Manufacturing Team

Our team of approximately 40 highly trained individuals is led by our Chief Technical Officer and Chief Operating Officer, Dr. Fred Kamal, and includes Ph.D. scientists. Collectively, they have significant experience in viral vector manufacturing, chemistry-manufacturing-controls (“CMC”), regulatory affairs, analytical and process development, and quality assurance and controls. As of December 31, 2021, our team has submitted five INDs all of which have been granted clearance by the FDA enabling our clinical candidates to advance to Phase 1/2 clinical development. Our team also has experience prior to 4DMT with manufacturing multiple viral vectors from preclinical studies through to multiple Phase 3 trials. For example, Dr. Kamal helped to write and compile the AAV gene therapy BLA for Zolgensma ("Novartis"), the first AAV gene therapy approved for intravenous administration in infants and babies.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, manufacturing and process discoveries, and other know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. In particular, our patent strategy includes the filing of patent applications covering unique gene sequences selected through our Therapeutic Vector Evolution process. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

Our product and lead optimization candidates were discovered by us utilizing our proprietary technology. We have filed several non-provisional and provisional patent applications, all owned by us, relating to our product and lead optimization candidates in the United States, certain foreign countries, and the World Intellectual Property Organization that are directed to compositions-of-matter, dosage unit forms, methods-of-treatment and medical use. We have also licensed several non-provisional patent applications, granted patents and international patent applications relating to our targeted and evolved vector, A101, which is used in 4D-710, and to other AAV-based technologies from U.C. Berkeley.

As of December 31, 2021, our solely owned patent portfolio includes four granted U.S. patents and twenty-one granted foreign patents; each of these patents is expected to expire between May 2037 and April 2041, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our solely owned patent portfolio also includes eight pending U.S. non-provisional applications and sixty-three pending foreign applications. We expect that United States and European patents, if issued from pending applications in our solely owned portfolio, would expire between May 2037 and August 2041, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Additional patent term for the presently issued or later issued U.S. patents may be awarded as a result of the patent term extension provision of the Hatch-Waxman Amendments of 1984. In the European Union member countries, a supplementary protection certificate, if obtained, provides a maximum five years of market exclusivity. Our solely owned patent portfolio also includes one pending U.S. provisional patent application.

In other jurisdictions (currently, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Costa Rica, Egypt, India, Indonesia, Iran, Israel, Japan, Korea, Kuwait, Malaysia, Mexico, New Zealand, Oman, Peru, Philippines, Qatar, Russia, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, United Arab Emirates, Ukraine and Vietnam), patents, if issued on pending applications in our solely owned patent portfolio, where applicable, relating to our product and lead optimization candidates, including composition of matter, dosage unit form, method-of-treatment and medical use, are expected to expire between May 2037 and August 2041, if the appropriate maintenance, renewal, annuity, and other government fees are paid. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of any of our product or lead optimization candidates is obtained in those countries. For example, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

As of December 31, 2021, our in-licensed patent portfolio includes five granted U.S. patents and six granted foreign patents; each of these patents is expected to expire between June 2024 and May 2034, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our in-licensed patent portfolio also includes four pending U.S. non-provisional patent applications and twenty-two pending foreign patent applications. We expect that United States and European patents, if issued from applications in our in-licensed portfolio would expire between June 2024 and June 2038, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid.

In other jurisdictions (currently, Australia, Brazil, Canada, China, Hong Kong, India, Japan, Korea and Mexico), patents, if issued on pending applications in our in-licensed patent portfolio, where applicable, relating to our product and lead optimization candidates, including composition of matter and various other patents, including dosage unit form, method-of-treatment and medical use patents are expected to expire between June 2024 and June 2038, if the appropriate maintenance, renewal, annuity, and other government fees are paid. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of any of our product or lead optimization candidates is obtained in those countries. For example, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

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

We also protect our trade secrets and other proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Strategic Collaborations

Collaboration and License Agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

In November 2017, we entered into a Collaboration and License Agreement (the “2017 Roche Agreement”), with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., collectively referred to as Roche. Under the Roche Agreement, we granted Roche an exclusive, sublicensable, worldwide license under certain intellectual property rights to research, develop, make, use, import, export, and sell products and constructs using our proprietary AAV vectors to treat ophthalmological diseases and disorders, excluding treatment and prevention of cancer and central nervous system conditions (but not retinal nerves) and delivery of DNA-directed RNA interference (the “Roche Field”).

At the effective date of the 2017 Roche Agreement, choroideremia was designated a Roche product class and the 4D-110 product was licensed to Roche. We were responsible for conducting research and development services prior to pivotal clinical studies, and Roche was responsible for conducting subsequent development and commercialization activities. In addition, Roche agreed to pay for research and development services we incur at an agreed upon full-time employee rate and certain third party costs, excluding costs associated with the manufacturing work for choroideremia.

Under the 2017 Roche Agreement, Roche had an option exercisable prior to pivotal clinical studies, to license 4D-125 (for the treatment of XLRP), which was not exercised.

Pursuant to the 2017 Roche Agreement, we received a non-refundable upfront payment of $21.0 million as consideration. In addition, we were entitled to contingent payments including (i) $1.0 million for each Roche nominated product beyond the first three, (ii) up to $30.0 million upon exercise of the option to convert a product we nominated and developed prior to pivotal clinical studies, (iii) development milestone payments of up to $223.0 million, of which $86.0 million related to choroideremia and the rest related to other licensed products; and (iv) sales-based milestones of up to $123.0 million in connection with licensed products. Through December 31, 2021, we received $10.0 million for development milestone payments that are non-refundable. The 2017 Roche Agreement also included provisions that entitled us to receive royalty payments ranging from the mid-single digits to the mid-teens for the net sales of the licensed products, in each case subject to the reductions in accordance with the terms of the agreement.

In its accounting treatment, we identified a single combined performance obligation for the license, research services and participation in the joint steering committee and concluded that Roche’s option did not represent a material right. We determined that the 2017 Roche Agreement did not include a significant financing component. We further concluded that the transaction price should not include the variable consideration related to the development milestones, which were considered to be constrained, as it was probable that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in the future. We excluded any consideration related to sales-based milestones, including royalties, which would be recognized when the related sales occur. The transaction price and estimated period of performance are re-evaluated at each reporting period and adjusted as needed to reflect changes in the scope of the project, reimbursable expenses and other conditions affecting variable consideration.

In June 2021, we received from Roche notice of termination without cause of the 2017 Roche Agreement. The licenses granted by us to Roche under the 2017 Roche Agreement terminated in their entirety on September 16, 2021. Therefore, as of September 16, 2021, Roche no longer has a license for 4D-110 for the treatment of choroideremia or any other product class, and we are no longer entitled to receive any further milestones or royalties from Roche. In July 2021, we notified Roche of our election to continue development of choroideremia. As a result, in accordance with the terms of the agreement, all rights to 4D-110 data and intellectual property generated under the collaboration reverted to us. Under the 2017 Roche Agreement, if we are required to initiate a new Phase 1/2a clinical trial for 4D-110, we would not owe any royalty to Roche on net sales of 4D-110 following regulatory approval and commercialization. If, however, we obtain regulatory approval for and commercializes 4D-110, without being required to conduct a new Phase 1/2a clinical trial, we must pay Roche a mid-single digits percentage royalty on the net sales of 4D-110.

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

Each of the Amended and Restated uniQure Agreement and the Second uniQure Agreement will expire on the expiration of all payment obligations of the parties under such agreement. Each party may terminate either agreement for the other party’s insolvency or bankruptcy. Each party may also terminate either agreement in its entirety in some circumstances or on an indication-by-indication basis if the other party fails to cure its material breach under the applicable agreement within 90 days of receiving notice, subject to an additional cure period in accordance with the terms of such agreement. uniQure may terminate either agreement upon 90 days’ prior written notice. If we terminate either agreement for uniQure’s material breach, insolvency or bankruptcy or if uniQure terminates either agreement for convenience, the rights to the Selected Variants, and compounds and products containing such Selected Variants, or the uniQure New Variants, and compounds and products containing such uniQure New Variants, as applicable, generally revert back to us. If uniQure terminates either agreement for our material breach under the applicable agreement, insolvency or bankruptcy, uniQure may retain its rights to the intellectual property license grant under such agreement and uniQure’s payment obligations will survive.

Exclusive License and Agreements with The Regents of the University of California and The Trustees of the University of Pennsylvania

In December 2013, we entered into two Exclusive License and Bailment Agreements (the “2013 UC Agreements”) with The Regents of the University of California (the “UC Regents”) with one of the agreements covering AAV2 capsid mutants with novel properties for enhanced performance in gene therapy and the other covering AAV for enhanced gene delivery in the presence of neutralizing antibodies. Under both 2013 UC Agreements, the UC Regents granted us an exclusive, sublicensable license under certain patent rights to make, use, sell, offer to sell, and import products and services, and to practice methods in the United States and foreign countries where the licensed patent rights exist. The license grant under one of the 2013 UC Agreements is in all fields of use and the license grant under the other 2013 UC Agreement is in all fields of use, with the exception of the ophthalmic field. We agreed to certain general and specific diligence obligations under both 2013 UC Agreements in connection with the development, manufacture and sales of the licensed products, services and methods.

Under each 2013 UC Agreement, we paid the UC Regents an upfront payment of $5,000. Further, at the closing of our Series A financing that was a qualified financing pursuant to the 2013 UC Agreements, we issued 311,812 shares of our common stock in aggregate under both agreements. Under each 2013 UC Agreement, we agreed to pay the UC Regents a specified annual license maintenance fee in each year in which we do not owe royalties to the UC Regents. We also agreed to pay the UC Regents a mid-teens to mid-twenties percentage range of any consideration, including royalties, we receive for the grant of a sublicense under the licensed patent rights under each 2013 UC Agreement, with the consideration payable to the UC Regents to not exceed such percentage range in the aggregate under both 2013 UC Agreements for the same sublicense grant. We may reduce any such sublicense consideration payable to UC Regents if we sublicense any of our own or third-party patent rights under the sublicense grant based on the relative value of the sublicensed patents. Upon the achievement of specified development and regulatory milestones by the first licensed product or method, we will be required to pay the UC Regents up to $3.1 million under each 2013 UC Agreement. We will also be required to pay the UC Regents a royalty on net sales of licensed products, services and methods covered by the patents licensed under the 2013 UC Agreements at a percentage in the low single-digit percentage rate, subject to certain specified reductions. Under the UC Agreements, a specified minimum annual royalty will also be due to the UC Regents beginning the first calendar year after the year in which any net sales of a licensed product first occur, such minimum royalty amount to increase on an annual basis, but not to exceed $0.1 million in the aggregate under both UC Agreements. Under each UC Agreement, royalties are payable until the expiration of the last-to-expire licensed patent right covering the licensed product, service or method, at which time the agreement shall expire. The UC Regents may terminate each of the 2013 UC Agreements if we fail to cure a breach of such UC Agreement within 60 days of notice. If we fail to meet our diligence obligations, the UC Regents has the right, under each 2013 UC Agreement, to either terminate the agreement or to reduce our exclusive license to a non-exclusive license, after giving us 60 days to cure or request arbitration. We may terminate either 2013 UC Agreement at-will in its entirety or with respect to any portion of the licensed patent rights upon 90 days prior written notice.

In January 2019, the Company entered into an Exclusive License and Bailment Agreement (“the 2019 UC Agreement”) with the UC Regents to license patent rights related to certain retinal AAV variants. The UC Regents granted us an exclusive, sublicensable license to make, use, sell, offer to sell, and import products and services, and to practice methods in the United States and foreign countries where the licensed patent rights exist. The license grant under the 2019 UC Agreement is in all fields of use. We agreed to certain general and specific diligence obligations under the 2019 UC Agreement in connection with the development, manufacture and sales of the licensed products, services and methods.

Under the 2019 UC Agreement, we paid the UC Regents an upfront payment of $50,000 and agreed to pay a specified annual license maintenance fee in each year in which we do not owe royalties to the UC Regents. We also agreed to pay the UC Regents a mid-teens to mid-twenties percentage range of any consideration, including royalties, we receive for the grant of a sublicense under the licensed patent rights under the 2019 UC Agreement. We may reduce any such sublicense consideration payable to UC Regents if we sublicense any of our own or third-party patent rights under the sublicense grant based on the relative value of the sublicensed patents. Upon the achievement of specified development and regulatory milestones by the first licensed product or method, we will be required to pay the UC Regents up to $3.1 million under the 2019 UC Agreement. We will also be required to pay the UC Regents a royalty on net sales of licensed products, services and methods covered by the patents licensed under the 2019 UC Agreements at a percentage in the low single-digit percentage rate, subject to certain specified reductions. Under the 2019 UC Agreement, a specified minimum annual royalty will also be due to the UC Regents beginning the first calendar year after the year in which any net sales of a licensed product first occur, such minimum royalty amount to increase on an annual basis, but not to exceed $0.1 million in the aggregate. Under the 2019 UC Agreement, royalties are payable until the expiration of the last-to-expire licensed patent right covering the licensed product, service or method, at which time the agreement shall expire. The UC Regents may terminate the 2019 UC Agreement if we fail to cure a breach of the agreement within 60 days of notice. If we fail to meet our diligence obligations, the UC Regents has the right to either terminate the agreement or to reduce our exclusive license to a non-exclusive license, after giving us 60 days to cure or request arbitration. We may terminate either 2019 UC Agreement at-will in its entirety or with respect to any portion of the licensed patent rights upon 90 days prior written notice.

In July 2021, the Company entered into an Exclusive License Agreement (the "UC/UPenn Agreement") with the UC Regents and the Trustees of the University of Pennsylvania ("UPenn") to license intellectual property related to certain AAV vectors. The UC Regents and UPenn granted us an exclusive, sublicensable license to make, use, sell, offer to sell, and import products and services, and to practice methods in the United States and foreign countries where the licensed patent rights exist. The license grant under the UC/UPenn Agreement is in all therapeutic and prophylactic fields of use and excludes diagnostic uses. We agreed to certain general and specific diligence obligations under the UC/UPenn Agreement in connection with the development, manufacture and sales of the licensed products, services and methods. In July 2021, the Company paid a non-refundable license fee of $100,000 to the UC Regents upon execution of the agreement. The Company is obligated to pay a non-refundable license maintenance fee of $10,000 on the one-year anniversary of the contract effective date and each year thereafter, except years for which the Company has paid royalties on the net sales of a licensed product. In addition, the Company is obligated to make certain contingent payments including (i) development sales milestones up to $3.9 million, (ii) low single digit percentage rate royalties on the net sales of its licensed products that consists of a minimum annual royalty of up to $0.1 million per year for the term of the Agreement beginning in the first calendar year after the year in which net sales first occurred and (iii) sublicense consideration in the mid-single digits to the low twenties percentage rate range on any future sublicensing arrangements the Company may enter into with third-party licensees, which we may reduce if we sublicense any of our own or third-party patent rights under the sublicense grant based on the relative value of the sublicensed patents. Under the UC/UPenn Agreement, royalties are payable until the expiration of the last-to-expire licensed patent right covering the licensed product, services or method, at which time the agreement shall expire. The UC Regents or UPenn may terminate the UC/UPenn Agreement if we fail to cure a breach of the agreement within 60 days of notice. If we fail to meet our diligence obligations, the UC Regents has the right to either terminate the agreement or to reduce our exclusive license to a non-exclusive license, after giving us 60 days to cure or request arbitration. We may terminate the UC/UPenn Agreement at-will in its entirety or with respect to any portion of the licensed patent rights upon 90 days prior written notice.

Cystic Fibrosis Foundation

In 2016, we received a grant from Cystic Fibrosis Foundation (“CFF”) in the amount of $525,000 to support discovery and development of product candidates to treat cystic fibrosis. The grant was increased to $3.5 million in 2017 and was subsequently amended to allocate the $3.5 million to different milestones. The grant provides for repayment to CFF upon the commercialization of any product developed under the grant. The repayment is capped at nine times the grant actually paid to us.

In April 2020, CFF made a $10.0 million investment in our Series C redeemable convertible preferred stock financing. In return for the investment, CFF received shares of our Series C redeemable convertible preferred stock, and we and CFF entered into a Funding Agreement (the Funding Agreement). Pursuant to the terms of the Funding Agreement, we agreed to use the proceeds of the CFF investment to support development of 4D-710, our product candidate for the treatment of cystic fibrosis, and to match CFF’s support for the product candidate. As provided under the Funding Agreement, following acceptance by the FDA in October 2021 of our IND for 4D-710 ("Acceptance"), CFF made an additional $4.0 million investment (the "Subsequent Investment"), in exchange for 125,715 shares of the Company's common stock. We have agreed to use the additional $4.0 million from the Subsequent Investment to support development of 4D-710 and to match CFF's support of the product candidate. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

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

While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans exposed to the drug, and any clinically important increased rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new biological product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. For a fast track product candidate, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing.

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

In 2017, the FDA established the regenerative medicine advanced therapy (“RMAT”) designation as part of its implementation of the 21st Century Cures Act. The RMAT designation program is intended to fulfill the 21st Century Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug or biologic that meets the following criteria: (i) the drug or biologic qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug or biologic is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug or biologic has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites, including through expansion of trials to additional sites.

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a fast track designation, RMAT designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review). Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a biologic or indication approved under accelerated approval on an expedited basis if, for example, the sponsor fails to conduct required post-marketing trials in a timely manner or if such trials fail to verify the predicted clinical benefit of the product.

Fast Track designation, priority review, accelerated approval, RMAT designation and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Data Privacy and Security Laws

Pharmaceutical companies may be subject to domestic and foreign privacy, security and data breach notification laws, which are rapidly evolving in many jurisdictions worldwide. In the United States, federal and state health information laws may govern the collection, use, disclosure and protection of health-related and other personal information. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information or protected health information ("PHI"). State laws may be more stringent, broader in scope or offer greater individual rights with respect to health-related information than HIPAA and state laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights regarding their personal information. Although CCPA contains certain exceptions for health-related information, including PHI, such exceptions may not apply to all of our operations and processing activities. Further, the California Privacy Rights Act (“CPRA”), recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Virginia and Colorado have also enacted similar legislation to California increasing complexity of compliance with privacy laws. The majority of the provisions for these laws will go into effect in 2023, and additional compliance investment and potential business process changes may be required. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the Department of Health and Human Services (“HHS”) may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

European Union member states, the United Kingdom ("UK"), Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. For example, the processing of personal data is governed in the European Economic Area (“EEA”) by the General Data Protection Regulation, or EU GDPR, and in the UK, by the UK data protection regime consisting primarily of the UK General Data Protection Regulation, or UK GDPR, and the UK Data Protection Act 2018, (collectively, the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the European Union and EEA member states and the UK governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the UK, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. The law is also developing rapidly and, in July 2020, the Court of Justice of the European Union ("CJEU") limited how organizations could lawfully transfer personal data from the EEA to the U.S. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA or UK. Guidance on implementation and compliance practices are often updated or otherwise revised.

Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

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

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional Congressional action.

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

Employees and Human Capital

As of December 31, 2021, we had 124 full-time employees. Of these employees, 92 are engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Facilities

We lease approximately 54,000 square feet of office and laboratory space in Emeryville, California under leases that expire in September 2026 and December 2029. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the section of this Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the following risks actually occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors and elsewhere will include harm to our business, reputation, financial condition, results of operations, revenue, future prospects and stock price. If our business is seriously harmed, the market price of our common stock could decline, and you could lose part or all of your investment.

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

We have incurred recurring net losses, including net losses of $71.3 million and $56.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $207.0 million.

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
•
are adversely impacted by general economic conditions, such as rising inflation;
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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through the sale of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements. We have initiated clinical trials, which are ongoing, and have additional product candidates in preclinical development that may enter clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early stage research projects, continue preclinical and clinical development of our product candidates and, in particular, advance our product candidates through clinical trials. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial funding.

As of December 31, 2021, we had $315.4 million in cash and cash equivalents and marketable securities.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will allow us to fund our planned operations for at least one year from the date of the issuance of the financial statements included in this Annual Report on Form 10-K.

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

For example, most of our collaboration and license revenue for the year ended December 31, 2021 was from Roche. However, Roche terminated its collaboration and license agreement with us effective September 16, 2021. The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

The National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”) require supervision of human gene transfer trials, including evaluation and assessment by an Institutional Biosafety Committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to the public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

We are subject to significant regulatory oversight by the FDA, and, in addition, the applicable IBC and Institutional Review Board (“IRB”), of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, need to review and approve the proposed clinical trial.

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

As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all and could seriously harm our business.

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

Gene therapy remains a novel technology. The commercial success of our gene therapy product candidates, if successfully developed and approved, may be adversely affected by claims that gene therapy is unsafe, unethical or immoral. This may lead to unfavorable public perception and the inability of any of our product candidates to gain the acceptance of the public or the medical community. Unfavorable public perceptions may also adversely impact our or our collaborators’ ability to enroll clinical trials for our product candidates. Moreover, success in commercializing any product candidates that receive regulatory approval will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of such product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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
•
obtaining and maintaining an adequate price for our product candidates, both in the United States and in foreign countries where our product candidates are commercialized;
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

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

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

In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures were implemented, and may be implemented again to the extent eased, across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will be negatively affected by COVID-19, which could seriously harm our business. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those working in certain laboratory and manufacturing functions and those necessary to maintain minimum basic operations. Such “shelter in place” orders could be further extended due to the spread of more contagious and virulent COVID-19 variants. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise seriously harm our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories will be delayed.

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
•
interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations imposed on travel;
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
•
changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
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

The COVID-19 pandemic continues to rapidly evolve, including the spread of new variants that have proven to be more contagious and deadly. The extent to which the COVID-19 pandemic may affect our clinical trials, business, financial condition and results of operations will depend on future developments (such as the prevalence of new variants, difficulties in the vaccine rollout or reluctance of individuals to get inoculated), which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations and could seriously harm our business.

We may encounter substantial delays in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. For example, in the first half of 2019 a manufacturing batch of our product candidate 4D-110 produced at a CMO failed to meet the specifications required for use in our planned clinical trial due to an issue identified with one of the plasmids used in the manufacturing process. As a result, we delayed the initiation of our planned first-in-human trial of 4D-110 until July 2020, so that we could produce the clinical-grade material required for the trial using our in-house manufacturing facility. We also cannot be sure that submission of an IND or a clinical trial application (“CTA”) will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could delay, suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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
•
refusal of the FDA to accept data from clinical trials in geographies outside the United States;
•
delays in identifying, recruiting and training suitable clinical investigators;
•
delays in identifying, recruiting, and enrolling patients who meet the requirements of our clinical trials;
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

Patient enrollment, a determinative factor in the timing of clinical trials, is affected by many factors including the severity of and difficulty of diagnosing the disease under investigation, knowledge of the disease in the medical community and availability of effective diagnostic methods, size and distribution of the patient population and process for identifying subjects, access of patients to medical professionals experienced in their disease, our ability to effectively disseminate information about our clinical trials to the patient population and access of patients to such information, eligibility and exclusion criteria for the trial in question, design of the trial protocol, availability, efficacy of, and our ability to compete with approved and standard of care therapies or other clinical trials for the disease or condition under investigation, perceived risks and benefits of the product candidate under trial or testing, availability of genetic testing for potential patients, efforts to facilitate timely enrollment in clinical trials, patient referral practices of physicians, ability to obtain and maintain subject consent, the risk that enrolled subjects will drop out before completion of the trial, the ability to monitor patients adequately during and after treatment, the time and financial commitments required of patients to enroll in our trials beyond the costs covered by the company, and the proximity and availability of and access to clinical trial sites for prospective patients. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates and could seriously harm our business.

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

The ability of the FDA to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could seriously harm our business.

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

Interim, “top-line” and preliminary data from studies or trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose top-line or preliminary data from preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, top-line or interim data and final data could seriously harm our business.

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

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of ophthalmology, cardiology and pulmonology indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing against competitors any product candidates we may develop.

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

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

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

If any product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenue, and we may not become profitable and our business could be seriously harmed.

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

We have a small operational manufacturing facility that we are using to manufacture clinical trial material. In addition, we have leased and are building out approximately 17,000 square feet of space primarily for our second manufacturing facility in Emeryville, California, a large portion of which we plan to devote to manufacturing activities for our clinical trials under cGMP. We commenced construction of this additional space in July 2021. We may face delays in the production of clinical supply at our manufacturing facility and cannot guarantee when our facility will be able to produce sufficient quantities of product candidates needed to support our planned clinical trials. Any delays in developing our internal manufacturing capabilities, including any delays due to the COVID-19 pandemic, may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates through third-party manufacturers. Moreover, changing manufacturing facilities during the clinical development process may also require that we or our collaborators conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements.

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

Any contamination in our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our research studies, preclinical, and clinical development or marketing schedules.

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

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

We have received Fast Track designation for 4D-310 for the treatment of Fabry disease to improve pain, disability and organ dysfunction, and for 4D-125 for the treatment of patients with inherited retinal dystrophies due to defects in the RPGR gene, including XLRP and we may seek Fast Track designation for certain future product candidates. However, we may not be able to obtain such designations, and there is no guarantee that 4D-310 or 4D-125 will experience a faster regulatory review or obtain regulatory approval.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this disease condition, the product sponsor may apply for Fast Track designation. The sponsor of a Fast Track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We have received Fast Track designation for 4D-310 for the treatment of Fabry disease to improve pain, disability and organ dysfunction, and for 4D-125 for the treatment of patients with inherited retinal dystrophies due to defects in the RPGR gene, including XLRP and we may receive Fast Track designation for other product candidates in the future; however, we may not experience a faster development, review or approval process, and receipt of the designation does not increase the likelihood that the FDA will approve 4D-310 or 4D-125 for any indication. In addition, the FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, seriously harm our business.

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
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (as defined by statute), certain other non-physician practitioners (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants, and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, we have two granted patents (U.S. patent nos. 10,883,117 and 11,136,557) and four pending patent applications (U.S. patent application nos. 16/315,032, 16/486,681, 17/107,461 and 17,468,290), that were made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. U.S. patent no. 11,136,557 was made with the support of U.C. Berkeley and relates to our A101 vector. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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

As of December 31, 2021, we had 124 full-time employees. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have experienced certain cyberattacks from time to time, but we do not believe that any such incidents have been material. Despite the implementation of security measures, our internal information technology systems and those of our collaborators, future CROs and other contractors and consultants may be vulnerable to damage from computer viruses, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, denial or degradation of service attacks, unauthorized access or use, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic, we and our third party service providers and partners may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Our third party service providers and partners are also subject to these heightened risks. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information or other similar disruptions.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, imposes, among other things, certain standards on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the CCPA on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. For example, in July 2020, the CJEU limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses. The European Commission has issued new SCCs that account for the CJEU's decision and we will be required to implement the new SCCs within the relevant timeframes. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK's Information Commissioner's Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. Inability to transfer personal information from the European Union, Switzerland or UK to the United States or elsewhere, may restrict our activities in those jurisdictions and limit our ability to provide our products and services in those jurisdictions.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. These changes may lead to additional costs and increase our overall risk exposure. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

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
•
regulatory or legal developments in the United States and other countries, including sanctions imposed by either the U.S. or foreign governments;
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
•
the impact of political instability, natural disasters, war and/or events of terrorism, such as the military conflict between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 46.7% of our outstanding common stock as of December 31, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2025, (2) the last day of the year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the Securities and Exchange Commission (“SEC”) require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations have and will likely continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with this annual report, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or, when required to do so, our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend in part on CROs to provide timely and accurate notice of their costs to us.

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

Our business could be negatively impacted by corporate citizenship and ESG matters and or our reporting of such matters.

Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on environmental, social and governance ("ESG") practices of companies. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as an investment or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Emeryville, California, where we lease approximately 54,000 square feet of office, research and development, engineering and laboratory space pursuant to lease agreements that expire in September 2026 and December 2029. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

Holders of Common Stock

As of March 28, 2022, there were approximately 24 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index for an investment of $100, between December 11, 2020 (the date of our IPO) and December 31, 2021. The stockholder returns shown in the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Recent Sales of Unregistered Securities

In October 2021, 45,000 warrants were exercised using the net settlement election, resulting in the issuance of 43,030 shares of our common stock. The issuance of warrants and securities in this transaction were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6. [Reserved]

Part II. Item 6 is no longer required pursuant to certain amendments to Regulation S-K that eliminated Item 301.

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

We have built a deep portfolio of gene therapy product candidates initially focused in three therapeutic areas: ophthalmology (intravitreal vector), cardiology (intravenous vector) and pulmonology (aerosol vector). We have four product candidates that are in clinical trials: 4D-150 for the treatment of wet AMD in a Phase 1/2 clinical trial, 4D-125 for the treatment of X-linked retinitis pigmentosa (XLRP) in a Phase 1/2 clinical trial, 4D-110 for the treatment of choroideremia in a Phase 1/2 clinical trial, and 4D-310 for the treatment of Fabry disease in a Phase 1/2 clinical trial. In addition, an IND has been cleared by the U.S. Food and Drug Administration (FDA) 4D-710 for the treatment of cystic fibrosis lung disease, and we are actively enrolling patients for such trial.

We have funded our operations primarily through the sale and issuance of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In November 2021, we completed our second underwritten public offering (the "Follow-on Offering") in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share pursuant to an effective Registration Statement on Form S-1. The net proceeds from the Follow-on Offering were $111.1 million after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $315.4 million.

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

Our net losses were $71.3 million and $56.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $207.0 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future. The primary drivers for revenue consist of the following:

•
Roche: In November 2017, we entered into a collaboration and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”). We received an upfront payment of $21.0 million in 2017, are reimbursed for our internal and third-party costs and were entitled to contingent payments, including milestone payments. In 2020, we received milestone payments totaling $10.0 million, which were comprised of a $5.0 million milestone payment upon the release of clinical trial material for our Phase 1 clinical trial for 4D-110 to treat choroideremia in the second quarter of 2020 and an additional $5.0 million milestone payment upon dosing our first patient in the trial in the third quarter of 2020. We began recognizing revenue related to this agreement in 2017. In June 2021, we received notice of termination of the collaboration and license agreement from Roche. The termination became effective on September 16, 2021. We recognized $17.2 million of revenue from Roche in 2021, of which amount $2.9 million represented expense reimbursement and $14.3 million represented recognition of previously deferred revenue. See Note 7 to our financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

•
uniQure: In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue. We began recognizing revenue related to this in 2020 and expect to recognize revenue over the next one to two years. See Note 7 to our financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this transaction.

Future collaboration and license revenue is highly dependent on the successful development and commercialization of products by our collaboration partners, which is uncertain, and revenue may fluctuate significantly from period to period. Additionally, we may never receive the consideration from our license agreements that is contemplated for option fees, development and sales-based milestone payments or royalties on sales of licensed products, given the contingent nature of these payments. We expect that our collaboration and license revenue in 2022 will primarily be from uniQure.

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

We do not allocate our costs by product candidate, as a significant amount of research and development expenses includes internal costs, such as salary and other personnel related expenses, laboratory supplies and allocated overhead, and external costs, such as fees paid to third parties to conduct research and development activities on our behalf, none of which are tracked by product candidate. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program.

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

Other Income (Expense)

Our other income (expense) primarily consists of interest income earned on our cash equivalents, and marketable securities and adjustments for the change in the fair value of our derivative liability which must be remeasured at each reporting period.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenue:	18,038	13,612	4,426	33%
Operating Expenses:
Research and development	61,360	53,038	8,322	16%
General and administrative	28,011	17,238	10,773	62%
Total operating expenses	89,371	70,276	19,095	27%
Loss from operations	(71,333)	(56,664)	(14,669)	26%
Other Income (Expense)	16	(29)	45	-155%
Net loss	$(71,317)	$(56,693)	$(14,624)	26%

Revenue

Revenue for the year ended December 31, 2021 increased $4.4 million, or 33%, from the year ended December 31, 2020 primarily attributable to a $4.3 million increase in revenue recognized under our collaboration and license agreement with Roche.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Research and development trials and consumables expenses	$26,335	$29,455	(3,120)	-11%
Payroll and personnel expenses	26,448	16,064	10,384	65%
Facilities and other research and development expenses	8,577	7,519	1,058	14%
Total research and development expenses	$61,360	$53,038	$8,322	16%

Research and development expenses for the year ended December 31, 2021 increased $8.3 million, or 16%, from the year ended December 31, 2020. The increase was attributable to the following:

•
a $3.1 million decrease in research and development trials and consumable expenses, which was mainly attributable to a $7.2 million decrease in development activities for 4D-310 manufacturing; offset by a $1.1 million increase in selection and validation expense attributable to 4D-710 and 4D-150 IND enabling studies in 2021 and a $2.9 million increase in clinical trial expenses primarily attributable to the start-up of 4D-710 and 4D-150 Phase 1/2 trials during the second half of 2021.

•
a $10.4 million increase in payroll and personnel expenses due to an increased headcount of research and development personnel, including a $1.0 million increase in bonus expense along with a $4.2 million increase in employee stock-based compensation expense; and
•
a $1.1 million increase in facilities and other research and development expenses primarily for allocated overhead, including rent, equipment, depreciation, information technology costs and utilities.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 increased $10.8 million, or 62%, from the year ended December 31, 2020. The increase was primarily due to the following:

•
a $4.6 million increase in employee and nonemployee stock-based compensation expense and a $1.5 million increase for other personnel costs;
•
a $2.7 million increase for director and officer insurance as we went public in December 2020; and
•
a $1.3 million increase for employee recruiting incurred to support the increase in hiring activity.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of our equity securities, including from the sale of our common stock in our IPO and Follow-on Offering and the sale of our Series A, Series A-1, Series B and Series C redeemable preferred stock, and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In December 2020, we completed our IPO. We issued and sold 9,660,000 shares of common stock at a price to the public of $23.00 per share. The aggregate net proceeds from our IPO were $204.7 million after deducting underwriting discounts and commissions and other offering costs.

In November 2021, we completed our Follow-on Offering in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share. The net proceeds from the Follow-on Offering were $111.1 million after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $315.4 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $207.0 million at December 31, 2021. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

We believe that our existing cash and cash equivalents will allow us to fund our planned operations for at least one year from the date of the issuance of the financial statements for the year ended December 31, 2021.

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

We do not have any committed external sources of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to complete the clinical development for the product candidates in treatment of Fabry disease, XLRP, choroideremia, wet AMD, cystic fibrosis or any other indication we may pursue. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders. Further, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(69,134)	$(50,909)
Net cash used in investing activities	(172,680)	(1,000)
Net cash provided by financing activities	118,089	278,983
Net (decrease) increase in cash and cash equivalents	$(123,725)	$227,074

Net Cash Used in Operating Activities

During the year ended December 31, 2021, net cash used in operating activities of $69.1 million was attributable to a net loss of $71.3 million partially offset by a change of $17.7 million in noncash charges and by a net change of $15.5 million in our operating assets and liabilities. The noncash charges primarily consisted of stock-based compensation expense of $13.8 million, depreciation and amortization of $1.5 million and the amortization of operating lease right-of-use assets of $1.5 million. The change in operating assets and liabilities was primarily due to a $14.7 million decrease in deferred revenue and a $4.2 million increase in prepaid expenses and other current assets primarily offset by a $2.3 million increase in accounts payable.

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

Net Cash Used in Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $172.7 million, consisting of purchases of marketable securities of $168.6 million, as well as purchases of property and equipment of $9.1 million, offset by the maturities of marketable securities of $5.0 million.

Net cash used in investing activities was $1.0 million for the year ended December 31, 2020, all of which was used to purchase property and equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities of $118.1 million was primarily comprised of $114.3 million in net proceeds from offerings, as well as proceeds received from the issuance of common stock upon exercise of stock options and warrants of $3.4 million.

Net cash provided by financing activities was $279.0 million for the year ended December 31, 2020, which was primarily due to $205.7 million of proceeds from our IPO net of paid underwriting discounts and commissions and offering costs in December 2021 and $72.5 million of net proceeds received from the issuance of our Series C redeemable convertible preferred stock in April and June 2020.

Contractual Obligations, Commitments and Contingencies

Our commitments include obligations under vendor contracts to provide research services and other purchase commitments with our vendors. In the normal course of business, we enter into services agreements with contract research organizations, contract manufacturing organizations and other third parties. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the agreement. The actual amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of the services to be provided. These amounts are not fixed and determinable.

As of December 31, 2021, our principal commitments consisted of obligations under our operating lease for our headquarters. Please see note 9 to our financial statements included elsewhere in this Annual Report on Form 10-K.

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

Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized; and the resulting change in fair value, if any, is recognized in our statements of operations during the period the related services are rendered. These inputs are subjective and generally require significant analysis and judgment to develop:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $315.4 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

We do not believe that inflation or interest rate changes have had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

4D Molecular Therapeutics, Inc.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form-10K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies".

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting within 120 days after December 31, 2021 (the “Proxy Statement”) and is incorporated in this Annual Report on Form 10-K by reference.

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

(3)
Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	12/15/20	3.2

4.1	Description of Securities of the Registrant.				X

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 29, 2020, among the Registrant and the investors party thereto.	S-1/A	12/7/20	4.3

10.1(a)#	2015 Equity Incentive Plan.	S-1	11/17/20	10.1(a)

10.1(b)#	Form of Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	11/17/20	10.1(b)

10.2(a)#	2020 Incentive Award Plan.	S-8	12/15/20	99.2(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(d)

10.3#	2020 Employee Stock Purchase Plan.	S-8	12/15/20	99.3

10.4†	Form of Indemnification Agreement for directors and officers.	S-1/A	12/7/20	10.4

10.5†	Collaboration and License Agreement, dated November 16, 2017, among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.	S-1	11/17/20	10.5

10.6†	Amended and Restated Collaboration and License Agreement, dated August 6, 2019, between the Registrant and uniQure biopharma B.V.	S-1	11/17/20	10.6

10.7†	Collaboration and License Agreement, dated August 6, 2019, by and between the Registrant and uniQure biopharma B.V.	S-1	11/17/20	10.7

10.8†	Exclusive License and Bailment Agreement, dated December 19, 2013, between the Registrant and The Regents of the University of California.	S-1/A	12/7/20	10.8

10.9†	Exclusive License and Bailment Agreement, dated December 19, 2013, between the Registrant and The Regents of the University of California.	S-1/A	12/7/20	10.9

10.10#	Offer Letter, dated March 20, 2015 between David Kirn, M.D. and the Registrant.	S-1/A	12/7/20	10.10

10.11#	Employment Agreement, dated January 15, 2019 between Peter Francis, M.D., Ph.D. and the Registrant.	S-1/A	12/7/20	10.11

10.12#†	Offer Letter, dated January 4, 2019 between August Moretti and the Registrant.	S-1/A	12/7/20	10.12

10.13#	Change in Control and Severance Agreement, dated September 22, 2021, by and between David Kirn and 4D Molecular Therapeutics, Inc.	8-K	9/24/21	10.1

10.14#	Change in Control and Severance Agreement, dated September 22, 2021, by and between August Moretti and 4D Molecular Therapeutics, Inc.	8-K	9/24/21	10.2

10.15#	Change in Control and Severance Agreement, dated September 22, 2021, by and between Robert Stephen Fishman and 4D Molecular Therapeutics, Inc.	8-K	9/24/21	10.3

10.16#	Change in Control and Severance Agreement, dated September 22, 2021, by and between Fred Kamal and 4D Molecular Therapeutics, Inc.	10-Q	11/10/21	10.4

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on the signature page of this Form 10-K).				X

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

4D Molecular Therapeutics, Inc.

Date: March 28, 2022	By:	/s/ David Kirn
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

Name	Title	Date

/s/ David Kirn	Chief Executive Officer and Director	March 28, 2022
David Kirn, M.D.	(Principal Executive Officer)

/s/ August J. Moretti	Chief Financial Officer	March 28, 2022
August J. Moretti	(Principal Financial and Accounting Officer)

/s/ John F. Milligan	Executive Chairman	March 28, 2022
John F. Milligan, Ph.D.

/s/ Jacob Chacko	Director	March 28, 2022
Jacob Chacko, M.D., MBA

/s/ Susannah Gray	Director	March 28, 2022
Susannah Gray, MBA

/s/ Nancy Miller-Rich	Director	March 28, 2022
Nancy Miller-Rich

/s/ Charles P. Theuer	Director	March 28, 2022
Charles P. Theuer, M.D., Ph.D.

/s/ Shawn Cline Tomasello	Director	March 28, 2022
Shawn Cline Tomasello, MBA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 4D Molecular Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 4D Molecular Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for leases in 2021.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 28, 2022

We have served as the Company’s auditor since 2016.

4D Molecular Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$153,001	$276,726
Marketable securities	94,776	—
Accounts receivable	47	1,486
Prepaid expenses and other current assets (includes $285 and $169 at December 31, 2021 and 2020, respectively, attributable to related parties)	8,456	4,444
Total current assets	256,280	282,656
Marketable securities, long-term	67,652	—
Property and equipment, net	14,391	5,073
Operating lease right-of-use assets, net	14,562	—
Other assets	602	602
Total assets	$353,487	$288,331
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (includes $0 and $173 at December 31, 2021 and 2020, respectively, attributable to related parties)	$4,764	$1,787
Accrued and other current liabilities	7,744	8,371
Deferred revenue	2,599	6,586
Operating lease liabilities, current portion	1,231	—
Total current liabilities	16,338	16,744
Deferred revenue, net of current portion	2,491	13,226
Derivative liability	214	122
Operating lease liabilities, long-term portion	15,217	—
Other liabilities	120	1,852
Total liabilities	34,380	31,944
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at December 31, 2021 and 2020; 32,224,524 and 26,681,983 shares issued and outstanding at December 31, 2021 and 2020, respectively	3	3
Additional paid-in capital	526,523	392,063
Accumulated other comprehensive loss	(423)	—
Accumulated deficit	(206,996)	(135,679)
Total stockholders’ equity	319,107	256,387
Total liabilities and stockholders’ equity	$353,487	$288,331

The accompanying notes are an integral part of these financial statements

4D Molecular Therapeutics, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Collaboration and license revenue	$18,038	$13,363
Collaboration and license revenue, related parties	—	249
Total revenue	18,038	13,612
Operating expenses:
Research and development (includes $935 and $579 for the years ended December 31, 2021 and 2020, respectively, attributable to related parties)	61,360	53,038
General and administrative	28,011	17,238
Total operating expenses	89,371	70,276
Loss from operations	(71,333)	(56,664)
Other income (expense):
Interest income	137	152
Other income (expense), net	(121)	(181)
Total other income (expense)	16	(29)
Net loss	$(71,317)	$(56,693)
Net loss per share, basic and diluted	$(2.57)	$(8.82)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	27,730,420	6,430,555

The accompanying notes are an integral part of these financial statements

4D Molecular Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(71,317)	$(56,693)
Other comprehensive loss:
Gross unrealized loss on marketable securities	(423)	—
Total comprehensive loss	$(71,740)	$(56,693)

The accompanying notes are an integral part of these financial statements.

4D Molecular Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2019	7,375,631	$102,980	5,178,955	$1	$6,054	$—	$(79,025)	$(72,970)
Cumulative effect of adoption of ASU 2018-07	—	—	—	—	(39)	—	39	—
Issuance of redeemable convertible preferred stock, net of $3,138 of issuance cost	4,200,353	72,468	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(11,575,984)	(175,448)	11,575,984	1	175,447	—	—	175,448
Issuance of common stock upon initial public offering, net of $17,468 issuance cost	—	—	9,660,000	1	204,712	—	—	204,713
Issuance of common stock upon exercise of stock options	—	—	267,044	—	857	—	—	857
Stock-based compensation expense	—	—	—	—	4,984	—	—	4,984
Vesting of common stock warrant issued for services	—	—	—	—	48	—	—	48
Net loss	—	—	—	—	—	—	(56,693)	(56,693)
Balances at December 31, 2020	—	$—	26,681,983	$3	$392,063	$—	$(135,679)	$256,387
Issuance of common stock upon exercise of stock options and warrants	—	—	646,417	—	3,905	—	—	3,905
Issuance of common stock upon offerings, net of $7,660 issuance cost	—	—	4,875,715	—	115,090	—	—	115,090
Issuance of common stock warrant	—	—	—	—	1,146	—	—	1,146
Stock-based compensation expense	—	—	—	—	13,799	—	—	13,799
Issuance of common stock - 2020 ESPP	—	—	20,409	—	433	—	—	433
Vesting of common stock warrants issued for services	—	—	—	—	87	—	—	87
Gross unrealized loss on marketable securities	—	—	—	—	—	(423)	—	(423)
Net loss	—	—	—	—	—	—	(71,317)	(71,317)
Balances at December 31, 2021	—	$—	32,224,524	$3	$526,523	$(423)	$(206,996)	$319,107

The accompanying notes are an integral part of these financial statements.

4D Molecular Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(71,317)	$(56,693)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	13,799	4,984
Vesting of common stock warrant in return for services	87	48
Change in fair value of derivative liability	92	21
Depreciation and amortization	1,523	1,443
Amortization of right-of-use assets	1,497	—
Net amortization (accretion) of premium (discount) on marketable securities	719	—
Changes in operating assets and liabilities
Accounts receivable	1,439	(508)
Prepaid expenses and other current assets	(4,225)	(2,566)
Other assets	—	75
Accounts payable	2,285	43
Accrued and other liabilities	689	1,899
Deferred revenue	(14,722)	345
Operating lease liabilities	(1,000)	—
Net cash used in operating activities	(69,134)	(50,909)
Cash flows from investing activities
Acquisition of property and equipment	(9,110)	(1,000)
Purchase of marketable securities	(168,570)	—
Maturities of marketable securities	5,000	—
Net cash used in investing activities	(172,680)	(1,000)
Cash flows from financing activities
Issuance of redeemable convertible preferred stock, net of issuance costs	—	72,468
Issuance of common stock upon offerings, net of issuance costs	114,296	205,658
Issuance of common stock upon exercise of stock options and warrants	3,360	857
Issuance of common stock through 2020 ESPP	433	—
Net cash provided by financing activities	118,089	278,983
Net (decrease) increase in cash and cash equivalents	(123,725)	227,074
Cash and cash equivalents, beginning of period	276,726	49,652
Cash and cash equivalents, end of period	$153,001	$276,726
Supplemental disclosures of noncash investing and financing information
Conversion of redeemable convertible preferred stock into common stock	$—	$175,448
Purchases of property and equipment in accounts payable and accrued and other liabilities	$2,199	$466
Unpaid offering costs	$152	$946
Decrease in right-of-use assets due to reduction in operating lease liabilities upon modification	$(478)	$—
Issuance of common stock warrant to settle liability	$1,146	$—
Receivable for common stock issued upon exercise of stock options	$545	$—

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

Upon the closing of the Company's initial public offering in December 2020 (the "IPO"), all outstanding shares of redeemable convertible preferred stock automatically converted into 11,575,984 shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

Follow On Public Offering

In November 2021, the Company completed its second underwritten public offering ("Follow-on Offering") in which 4,750,000 shares of the Company's common stock were sold at an offering price of $25.00 per share pursuant to an effective Registration Statement on Form S-1. The net proceeds from the Follow-on Offering were $111.1 million, after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $207.0 million as of December 31, 2021. The Company believes that its cash and cash equivalents and marketable securities as of December 31, 2021 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these financial statements for the year ended December 31, 2021. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2021. While there was not a material impact to the Company’s financial statements as of December 31, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to the financial statements in future reporting periods.

Segment Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a company-wide basis for purposes of allocating resources and assessing financial performance.

As of and for the years ended December 31, 2021 and 2020, all of the Company’s long-lived assets were located in the United States and all revenue was earned in the United States.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Year Ended December 31,
	2021	2020
Customer A	95%	95%
Customer B	*	*
Total	95%	95%

* Less than 10%

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total accounts receivable are as follows:

	December 31,
	2021	2020
Customer A	100%	74%
Customer B	0%	26%
Total	100%	100%

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Netherlands	$736	$742
Switzerland	17,181	12,897
United States	121	(27)
Total revenue	$18,038	$13,612

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds.

Marketable Securities

Marketable securities consist of commercial paper, corporate bonds and U.S. Treasuries and are included in current and noncurrent assets. The Company classifies its marketable securities as available-for-sale and carries them at fair value on its balance sheet. Fair value is estimated using independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses on the marketable securities are reported as a component of stockholders' equity (deficit) in accumulated other comprehensive loss. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations. Realized gains and losses are included in interest income on the statements of operations.

The Company periodically evaluates its marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. If the Company determines that the decline in an investment's fair value is other-than-temporary, the difference is recognized as an impairment loss in the statements of operations.

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

Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, a three-level fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•
Level 1 — Observable inputs that reflect unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company accounts for transfers of financial instruments between levels of the fair value hierarchy on the date of the event or change in circumstance that caused the transfer.

Accounts Receivable—Allowance for Doubtful Accounts

The Company regularly reviews accounts receivable for collectability and establishes an allowance for probable credit losses and writes off uncollectible accounts as necessary. The Company has determined that no allowance was required at December 31, 2021 and 2020. The Company did not have any write-offs relating to uncollectible accounts receivable during the years ended December 31, 2021 and 2020.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation for acquired assets. Depreciation is computed using the straight-line method over the estimated useful lives of assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life of the assets or the lease term. Upon sale or retirement of assets, the costs and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected within operating expenses in the statements of operations. Maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows, which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is typically measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets in the years ended December 31, 2021 and 2020.

Redeemable Convertible Preferred Stock

The Company recorded all shares of redeemable convertible preferred stock at their respective fair values on the date of issuance, net of issuance costs. The redeemable convertible preferred stock was recorded outside of permanent equity because while it was not mandatorily redeemable, in certain events considered not solely within the Company's control, such as a merger or consolidation, sale, lease, or license of substantially all of the Company's assets (each, a "deemed liquidation event"), the convertible preferred stock would become redeemable at the option of the holders of a majority of the outstanding series of redeemable convertible preferred stock. The Company did not adjust the carrying values of the redeemable convertible preferred stock to the liquidation preference of such shares because a deemed liquidation event obligating the Company to pay the liquidation preference did not occur. All outstanding shares of the redeemable convertible preferred stock converted into common stock upon the close of the IPO in December 2020.

Common Stock Warrants

The Company accounts for common stock warrants which meet the definition of a derivative as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement. Common stock warrants classified as liabilities are initially recorded at fair value and remeasured at fair value each balance sheet date with the offset adjustments recorded in other income (expense), net within the statements of operations. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

Leases

On December 31, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), ("ASC 842") using the alternative modified retrospective approach effective as of January 1, 2021 to recognize a cumulative-effect adjustment on the effective date and to not adjust financial information and disclosures required under the new lease standards for comparative prior periods. The Company has elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases. Additionally, the Company has elected not to separate lease and non-lease components and not to recognize leases with an initial term of twelve months or less.

Under ASC 842, at contract inception, the Company determines if an arrangement is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease.

A right-of-use asset represents the economic benefit conveyed to the Company by the right to use the underlying asset over the lease term. A lease liability represents the obligation to make lease payments arising from the lease. Operating lease right-of-use assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the Company's obligation to make payments arising from the lease. Operating right-of-use assets and liabilities are recognized at the commencement date of the lease and are measured at the present value of the fixed payments due over the expected lease term less the present value of any incentives, rebates, or abatements the Company expects to receive from the lessor. The Company records amortization of operating right-of-use assets and accretion of lease liabilities as a single lease cost on a straight-line basis over the lease term. No lease renewal options are recognized as part of the right-of-use assets and lease liabilities.

The Company's operating leases are presented in the balance sheet as operating lease right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent based on the discounted lease payments to be made within the proceeding twelve months.

As the Company’s leases do not provide an implicit rate , the Company uses its incremental borrowing rate to discount lease payments. The incremental borrowing rate represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

Upon adoption of the new lease standard effective January 1, 2021, the Company recognized operating lease right-of-use assets of $16.5 million, and current and noncurrent operating lease liabilities of $2.0 million and $16.1 million, respectively. In connection with the adoption of this standard, deferred rent of $1.0 million and lease incentive liability of $0.5 million, which were previously recorded in prepaid expenses and other current assets, accrued and other current liabilities and other liabilities on the balance sheet as of December 31, 2020, were derecognized. The adoption of the standard did not have an impact on the Company's statements of operations or comprehensive loss, stockholders' equity or cash flows. The impact of adoption of the new lease standard as of January 1, 2021 is summarized as follows:

	December 31, 2020	ASC 842 Adjustments	January 1, 2021
Operating lease right-of-use assets	$—	$16,537	$16,537
Prepaid expenses and other current assets	4,444	(214)	4,230
Accrued and other current liabilities	(8,371)	68	(8,303)
Other liabilities	(1,852)	1,696	(156)
Operating lease liabilities, current	—	(2,029)	(2,029)
Operating lease liabilities, long-term	—	(16,058)	(16,058)

Revenue Recognition

The Company determines revenue recognition for arrangements within the scope of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") by performing the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Stock-Based Compensation

As of January 1, 2020, the Company adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. As of January 1, 2020, the Company accounts for stock-based compensation for stock options granted to employees, directors and nonemployees as measured at grant date, based on the fair value of the award. The Company measures the fair value of awards granted using the Black-Scholes option pricing model and recognizes the expense in the statements of operations over the requisite service period, generally four years, using the straight-line method. Forfeitures are accounted for as they occur. The Company’s policy for issuing stock upon stock option exercise is to issue new common stock.

Prior to the adoption of ASU 2018-07 on January 1, 2020, stock-based compensation expense related to stock options granted to nonemployees was recognized based on the vesting date fair value of options as the stock options were earned. The Company remeasured the stock-based compensation at each reporting period end with the resulting change in fair value being recognized in the statements of operations over the period the related services were rendered. The Company estimated the service period for the options based on the time that would be required to satisfy the service condition, assuming the service condition would be satisfied. Stock-based compensation expense was recognized over the estimated service period but was accelerated if the performance condition was achieved earlier than estimated.

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

Embedded Derivative

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. An embedded derivative exists in the award agreement with the Cystic Fibrosis Foundation (“CFF”). As described in Note 16, the embedded derivative has been bifurcated and is classified as a liability on the balance sheet and separately accounted for at its fair value. The derivative liability is subject to remeasurement to fair value each reporting period. Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net within the statements of operations.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to the Company’s in-process financings, until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. In the event that a planned offering does not occur or is significantly delayed, all related deferred offering costs will be expensed immediately within the Company’s statements of operations.

Net Loss Per Share, Basic and Diluted

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. The Company considers all series of redeemable convertible preferred stock to be participating securities as the holders are entitled to receive non-cumulative dividends on a pari passu basis in the event the dividend is paid on common shares. Under the two-class method, the net loss is not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses.

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares outstanding for the period. For purposes of this calculation, redeemable convertible preferred shares, stock options to acquire shares of common stock, common stock warrants, and unvested common stock subject to repurchase, are considered potentially dilutive common shares, but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payment to employees. Under this ASU, the measurement of equity-classified nonemployee awards is fixed at the grant date, which may lower their cost and reduce volatility in the statements of operations. The transition method provided by this ASU is on a modified retrospective basis, which recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted, but no earlier than a company's adoption date of ASC 606. The Company adopted this guidance effective January 1, 2020 using the modified retrospective method. The Company recorded a less than $0.1 million cumulative-effect adjustment reflected as a decrease to the opening balance of accumulated deficit and a decrease to additional paid-in capital

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. This ASU clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606, Revenue from Contracts with Customers, when the counterparty is a customer. This ASU also precludes an entity from presenting consideration received from a transaction as revenue from contracts with customers if the counterparty is not a customer for that transaction. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for entities that have adopted ASC 606, Revenue from Contracts with Customers. The Company adopted this ASU on January 1, 2021. The adoption of this ASU did not result in a material impact on the Company’s financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU affects general principles within Topic 740 and is meant to simplify the accounting for income taxes by removing certain exceptions to the general framework. The ASU adds guidance to reduce complexity in certain areas, including recognizing a franchise (or similar) tax that is partially based on income as an income-based tax and incremental amounts incurred as a non-income-based tax and recognizing deferred taxes for tax goodwill. ASU 2019-12 also created an exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, other comprehensive income). The amendments in ASU 2019-12 are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company adopted ASU 2019-12 effective January 1, 2021 on a prospective basis. The adoption of this ASU did not result in a material impact on the Company's financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine the recognition pattern of lease expense over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than twelve months regardless of whether it is an operating or financing lease and (ii) lease expense in its statements of operations for operating leases and amortization and interest expense in its statements of operations for financing leases. Leases with a term of twelve months or less may be accounted for similar to existing guidance for operating leases under Topic 840. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented.

See earlier disclosure in this footnote on the impact on the Company of the adoption of this standard in 2021.

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

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Assets
Money market funds	$36,556	$—	$—	$36,556
Commercial paper	—	37,535	—	37,535
Corporate bonds	—	94,864	—	94,864
US Treasuries	—	30,029	—	30,029
Total	$36,556	$162,428	$—	$198,984
Liabilities
Derivative liability	$—	$—	$214	$214
Total	$—	$—	$214	$214

	Basis for Fair Value Measurements			Fair Value as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Assets
Money market funds	$276,726	$—	$—	$276,726
Total	$276,726	$—	$—	$276,726
Liabilities
Derivative liability	$—	$—	$122	$122
Total	$—	$—	$122	$122

Level 3 Inputs

The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a present value analysis with multiple scenarios. In determining the fair value of the derivative liability, the inputs impacting fair value include the change of control payment to CFF, the probability of a change of control event, the product status at time of a change of control event and the discount rate. See Note 16 for further discussion on embedded derivative.

There were no transfers between Level 1, 2 and 3 during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 derivative liability (in thousands):

Balance as of December 31, 2019	$101
Change in fair value included in other income (expense), net	21
Balance as of December 31, 2020	$122
Change in fair value included in other income (expense), net	92
Balance as of December 31, 2021	$214

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2021 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Short-term marketable securities:
Commercial paper	$32,471	$—	$(4)	$32,467
Corporate bonds	57,315	—	(79)	57,236
US Treasuries	5,082	—	(9)	5,073
Total short-term marketable securities	$94,868	$—	$(92)	$94,776
Long-term marketable securities:
Commercial paper	$5,089	$—	$(21)	$5,068
Corporate bonds	37,821	—	(193)	37,628
US Treasuries	25,073	—	(117)	24,956
Total long-term marketable securities	$67,983	$—	$(331)	$67,652

All marketable securities held as of December 31, 2021, had contractual maturities of less than two years. There have been no realized gains or losses on marketable securities for the periods presented. None of the Company's investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2021.

As of December 31, 2020, the Company had no marketable securities.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$5,971	$4,911
Leasehold improvements	2,527	2,527
Furniture and fixtures	566	473
Office equipment	165	101
Computer equipment and software	421	366
Construction in progress	10,066	539
Total property and equipment	19,716	8,917
Less: Accumulated depreciation and amortization	(5,325)	(3,844)
Property and equipment, net	$14,391	$5,073

All property and equipment are maintained in the United States. Depreciation expense was $1.5 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively.

6. Accrued and Other Liabilities, Current and Noncurrent

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Payroll and related expenses	$3,994	$3,437
Accrued clinical and preclinical study costs	407	869
Consulting and professional	1,573	3,574
Other accrued expenses	1,770	491
Total accrued and other current liabilities	$7,744	$8,371

Other liabilities, noncurrent consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred rent	$—	$1,237
Other payable	120	615
Total other liabilities, noncurrent	$120	$1,852

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Year Ended December 31,
	2021	2020
uniQure	$736	$742
Roche	17,181	12,897
CFF	121	(27)
	$18,038	$13,612

Deferred revenue for each period was as follows (in thousands):

	Deferred Revenue as of December 31,
	2021	2020
uniQure	$3,661	$4,396
Roche	—	14,318
CFF	1,429	1,098
	$5,090	$19,812

The total amount of revenue in the year ended December 31, 2021, which was included in deferred revenue at January 1, 2021, was $15.1 million. The total amount of revenue in the year ended December 31, 2020, which was included in deferred revenue at January 1, 2020, was $3.2 million.

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

The incremental transaction price described in the paragraph above was recorded as deferred revenue given that the Company identified one single combined performance obligation under ASC 606, which includes the licenses to the New Variants, research services and participation in the joint steering committee (“JSC”). Revenue is being recognized using the input method based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. Based on the current estimated timelines, the deferred revenue is expected to be recognized as revenue over approximately one to two years from December 31, 2021.

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

During each of the years ended December 31, 2021 and 2020 the Company recognized revenue of $0.7 million under the Amended uniQure Agreement and the Second uniQure Agreement. As of December 31, 2021 and 2020, deferred revenue relating to uniQure was $3.7 million and $4.4 million, respectively. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation was $3.7 million and $4.4 million, respectively.

CRF

In November 2015, the Company entered into a research funding and collaboration agreement (the “CRF Agreement”) with the Choroideremia Research Foundation (“CRF”), a non-profit organization dedicated to finding a cure for choroideremia, a rare inherited disorder that causes progressive vision loss, ultimately leading to complete blindness. The goal of the CRF Agreement is for CRF to contribute funding to help with the advancement of the Company’s choroideremia research program. The Company is responsible for all decision making and execution of any and all of the related activities to be completed in its sole discretion. The initial term of the CRF Research Plan is two years. The agreement includes contribution by the Company to CRF of up to $2.5 million upon certain development or approval milestones. The overall arrangement has automatic extensions of up to three additional years. As of December 31, 2021, no milestones have been achieved.

Revenue was fully recognized for this agreement in the year ended December 31, 2017. There was no deferred revenue relating to the CRF Agreement as of December 31, 2021 and 2020. No amount was due from or to CRF under the CRF Agreement as of December 31, 2021 and 2020.

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

Under the 2017 Roche Agreement, Roche had an option, exercisable prior to pivotal clinical studies, to license 4D-125 (for the treatment of XLRP), which was not exercised.

Pursuant to the 2017 Roche Agreement, the Company received a non-refundable upfront payment of $21.0 million as consideration. In addition, the Company was entitled to contingent payments including (i) $1.0 million for each Roche nominated product beyond the first three, (ii) up to $30.0 million upon exercise of the option to convert a product the Company nominated and developed prior to pivotal clinical studies, (iii) development milestone payments of up to $223.0 million, of which $86.0 million related to choroideremia and the rest related to other licensed products; and (iv) sales-based milestones of up to $123.0 million in connection with licensed products. Through December 31, 2021, the Company received $10.0 million for development milestone payments that are non-refundable. The 2017 Roche Agreement also included provisions that entitled the Company to receive royalty payments ranging from the mid-single digits to the mid-teens for the net sales of the licensed products, in each case subject to the reductions in accordance with the terms of the agreement.

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

In June 2021, the Company received from Roche notice of termination without cause of the 2017 Roche Agreement. The licenses granted by the Company to Roche under the 2017 Roche Agreement terminated in their entirety on September 16, 2021. Therefore, as of September 16, 2021, Roche no longer has a license for 4D-110 for the treatment of choroideremia or any other product class, and the Company is no longer entitled to receive any further milestones or royalties from Roche. In July 2021, the Company notified Roche of the Company’s election to continue development of choroideremia. As a result, in accordance with the terms of the agreement, all rights to 4D-110 data and intellectual property generated under the collaboration reverted to the Company. Under the 2017 Roche Agreement, if the Company is required to initiate a new Phase 1/2a clinical trial for 4D-110, the Company would not owe any royalty to Roche on net sales of 4D-110. If, however, the Company moves directly to a pivotal trial of 4D-110, without first being required to conduct a new Phase 1/2a clinical trial, the Company must pay Roche a mid-single digits percentage royalty on the net sales of 4D-110.

As a result of the termination of the 2017 Roche Agreement, an adjustment of $8.7 million was made to the transaction price to reflect the decrease in reimbursable costs for the year ended December 31, 2021. The decrease in the transaction price and total budgeted costs for the remaining performance obligation resulted in an $11.1 million increase in revenue recognized in the year ended December 31, 2021 related to the performance obligation partially satisfied prior to January 1, 2021. For the year ended December 31, 2020, an adjustment of $17.0 million was made to the transaction price to reflect an increase of $7.0 million in the scope of the project and expected reimbursable costs and the addition of $10.0 million of variable consideration as the uncertainty associated with two development milestones was resolved. The adjustments to the transaction price and total budgeted costs in 2020 resulted in a $4.6 million increase in revenue recognized in the year ended December 31, 2020 related to performance obligations partially satisfied in periods prior to January 1, 2020.

During the years ended December 31, 2021 and 2020, the Company recognized revenue of $17.2 million and $12.9 million from Roche, respectively. As of December 31, 2021 and 2020, deferred revenue relating to the Roche Agreement was $0.0 million and $14.3 million, respectively. Accounts receivable from Roche under this agreement as of December 31, 2021 and 2020 was $0.0 million and $1.1 million, respectively. As of December 31, 2021 and 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation was $0.0 million and $25.8 million, respectively.

CFF

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The agreement was subsequently amended in September 2017, August 2018 and February 2021 (all four agreements are collectively referred to as the “CFF Agreement”). The total amount of the award under the CFF Agreement is $3.5 million. As of December 31, 2021 and 2020, the Company achieved milestones totaling $1.8 million and $1.3 million under the CFF Agreement, respectively. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

The Company concluded that the transaction price should not include the variable consideration related to future research milestones as they were considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in the future. The Company re-evaluates the transaction price and estimated period of performance at each reporting period. For the year ended December 31, 2021, an adjustment of $0.5 million was made to the transaction price to reflect the achievement of the fourth milestone related to demonstrating GFP expression and determining a cell specific expression profile in human and NHP upper airway ALI cultures following apical transduction under the CFF Agreement.

During the years ended December 31, 2021 and 2020, the Company recognized revenue of $0.1 million and $(0.1) million, respectively. As of December 31, 2021 and 2020, deferred revenue relating to the CFF Agreement was $1.4 million and $1.1 million, respectively. Accounts receivable from CFF under the CFF Agreement as of December 31, 2021 and 2020 was $0.0 million and $0.4 million, respectively. As of December 31, 2021 and 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.4 million and $1.1 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next three to four years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 16 for further discussion of the embedded derivative.

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

During the years ended December 31, 2021 and 2020, the Company incurred expenses of $0.3 million and $0.2 million, respectively, under the provisions of the outstanding license arrangements.

9. Commitments and Contingencies

Operating Lease Commitments

Prior to the adoption of ASC 842, the Company recognized rent expense for its operating leases on a straight-line basis over the noncancelable lease term and recorded the difference between rent payments and the straight-line rent expense was recorded as a deferred rent liability. As of December 31, 2020, the Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and determined that, except for the leases described below, none of the Company’s contracts contain a material lease.

5980 Horton Street Building Lease

In May 2015, the Company executed a lease agreement for office and laboratory space in Emeryville, California. In January 2016, the Company executed the first amendment to the lease agreement for additional rentable office and laboratory space which extended the lease term to March 31, 2023 and updated the option to renew the lease at market rent from the prior additional term of three years to five years. In October 2018, the Company executed a second amendment to extend the lease to September 2026. Additionally, the second amendment provided a tenant improvement allowance of $0.2 million, which was paid to the Company in November 2018.

The 5980 Horton Street Building Lease is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of December 31, 2021, the operating lease right-of-use asset and operating lease liability was $1.9 million and $2.3 million, respectively. The discount rate used to determine the lease liability was 7.5%.

5858 Horton Street Building Lease and Expansion

In October 2018, the Company executed a second lease agreement for additional office and laboratory space in Emeryville, California. The new lease has an initial term of 87 months beginning on the rent commencement date with the option to renew the lease for one additional term of five years at market rent. The Company did not have to pay rent until October 2019. This lease agreement also provided for a tenant improvement allowance of $0.4 million, which was paid to the Company in December 2019. The Company amortizes the tenant improvement allowance on a straight-line basis over the remaining term of the lease as a reduction of rent expense.

In May 2019, the Company amended the second lease agreement executed in October 2018 to add additional office and laboratory space (the "Expansion"). The amendment extended the term of the lease to December 31, 2029. The Company did not have to pay rent until December 2019. The lease agreement also included a tenant improvement allowance, which was increased to $2.3 million in February 2021 pursuant to a second amendment to the second lease agreement. In November 2021, the Company received the first installment of this tenant improvement allowance of $0.6 million. The tenant improvement allowance funds improvements to the additional office and laboratory space, which the Company has determined to be lessee owned. The allowance is treated as a reduction of lease payments used to measure the lease liability.

The 5858 Horton Street Building Lease and Expansion is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of December 31, 2021, the operating lease right-of-use asset and operating lease liability was $12.6 million and $14.2 million, respectively. The discount rate used to determine the lease liability was 7.8%.

Total operating lease expense for the year ended December 31, 2021 was $2.6 million. Cash paid for amounts included in the measurement of lease liabilities was $2.3 million for the year ended December 31, 2021.

Neither of the leases include a general option for the Company to terminate the leases.

The following table summarizes the components of lease expense for the year ended December 31, 2021, which are included in operating expenses in the Company’s statements of operations (in thousands):

Operating lease cost	$2,631
Variable lease cost	914
Total	$3,545

Variable lease payments include amounts relating to common area maintenance and are recognized in the statements of operations as incurred.

The following table summarizes supplemental information related to operating leases for the year ended December 31, 2021:

Weighted-average remaining lease term (in years):	7.6
Weighted-average discount rate:	7.8%

The following table summarizes the maturities of lease liabilities as of December 31, 2021 (in thousands):

2022	$1,230
2023	3,058
2024	3,149
2025	3,244
2026	3,135
Thereafter	8,686
Total future minimum lease payments	22,502
Less: Amount representing interest	(6,054)
Present value of future minimum lease payments	16,448
Less: Current portion of operating lease liabilities	1,231
Long-term portion of operating lease liabilities	$15,217

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at December 31, 2021. See Note 14 for details of a settlement with a former employee in April 2021.

10. Income Taxes

The Company did not record any income tax expense during the years ended December 31, 2021 and 2020. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

The effective tax rate of the Company’s income tax expense (benefit) differs from the federal statutory rate as follows:

	December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Research tax credit	2.1%	2.8%
Permanent differences	0.4%	(1.7)%
Valuation allowance	(23.5)%	(22.1)%
Provision for income taxes	0.0%	0.0%

The tax effects of temporary differences that give rise to significant components of the deferred taxes are as follows (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets
Net operating loss carryforwards	$37,295	$21,132
Other accrued liabilities	937	422
Deferred revenue	993	3,111
Research tax credits	8,078	6,018
Stock-based compensation expense	2,618	1,151
Intangible asset basis	907	977
Operating lease liabilities	3,460	—
Total deferred tax assets	$54,288	$32,811

Deferred Tax Liabilities
Operating lease right-of-use assets	$(3,064)	$—
Prepaid expenses	(992)	—
Total deferred tax liabilities	$(4,056)	$—
Less: valuation allowance	(50,232)	(32,811)
Total net deferred tax	$—	$—

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $17.4 million during 2021 and $12.5 million during the year ended December 31, 2020. The increase in the valuation allowance for each of the years ended December 31, 2021 and 2020 was primarily driven by net losses incurred, stock-based compensation expense and tax credits generated within the U.S.

The Company had net operating loss (“NOL”) carryforwards of $177.5 million and $100.6 million as of December 31, 2021 and 2020, respectively, available to reduce future taxable income, if any, for federal income tax purposes. $9.5 million of the federal NOL carryforwards expire in 2037 and the remaining $168.0 million carryforward indefinitely.

As of December 31, 2021 and 2020, the Company had federal research and development credit carryforwards of $8.6 million and $5.7 million, respectively, and state research and development credit carryforwards of $5.9 million and $4.3 million, respectively, available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2035 and the state credits carryforward indefinitely.

Utilization of the NOL carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in the expiration of the NOL and tax credit carryforwards before they are utilized. The Company has experienced ownership changes in the past as a result of its Series B redeemable convertible preferred stock financing. As a result of the ownership changes, some of the tax attribute carryforwards may be permanently limited as they will expire unused and such amounts are excluded from our NOLs as of December 31, 2021. Subsequent ownership changes may result in additional limitations.

The reconciliation of the beginning and ending unrecognized tax benefits amounts is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2019	$1,566
Additions for current year tax positions	1,729
Additions for tax positions of prior years	72
Balance as of December 31, 2020	3,367
Additions for current year tax positions	2,219
Additions for tax positions of prior years	—
Balance as of December 31, 2021	$5,586

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2021 and 2020, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will materially increase or decrease during the next 12 months.

The Company files income tax returns in the U.S. federal and California tax jurisdictions. In general, the Company is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2017. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. The Company has no ongoing income tax examinations by tax authorities at this time.

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

On March 11, 2021, the American Rescue Plan Act was signed into law and contained provisions relating to extending the Employee Retention Tax Credit, additional funding for the PPP loan and Economic Injury Disaster Loans, as well as expanding the covered employees under Section 162(m) for tax years beginning after December 31, 2026. The Company does not expect the American Rescue Plan will have a material impact to its current income tax provision.

On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law and contained several tax provisions including changes to the Employee Retention Tax Credit after September 30, 2021. The Company does not expect the Infrastructure Investment and Jobs Act will have a material impact to its income tax provision.

11. Redeemable Convertible Preferred Stock

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

In April and June of 2020, the Company issued a total of 4,200,353 shares of Series C redeemable convertible preferred stock at $18.00 per share for net proceeds of $72.5 million. Upon the closing of the Company's IPO on December 15, 2020, all outstanding redeemable convertible preferred stock automatically converted into shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of December 31, 2021 and 2020.

Funding Agreement with CFF — In April 2020, CFF made a $10.0 million investment in the Company's Series C redeemable convertible preferred stock financing. In return for the investment, CFF received shares of Series C redeemable convertible preferred stock, and the Company and CFF entered into a Funding Agreement ("the Funding Agreement"). Pursuant to the terms of the Funding Agreement, except in the event of a technical failure, the $10.0 million received from CFF will be used to advance the development program for 4D-710, the Company's lead product in cystic fibrosis, or any other therapeutic approved by the Program Advisory Group ("PAG") to alleviate pulmonary complications of cystic fibrosis ("the Funding Agreement Product").

CFF committed to provide an additional $4.0 million of funding upon acceptance of an Investigational New Drug ("IND") application or its equivalent to allow for human testing of the Funding Agreement Product ("Acceptance").

The IND was cleared by the U.S. Food and Drug Administration in October 2021, and CFF made the additional investment of $4.0 million in cash for the issuance of 125,715 shares of the Company's common stock to CFF.

Except in the event of a technical failure, the Company is committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. A technical failure is defined as a determination by the Company, after consultation with and approval of the PAG that (i) the Funding Agreement Product has failed to reach its intended endpoints due to safety issues, lack of sufficient transgene expression and/or efficacy, each despite commercially reasonable efforts and (iii) the exercise of further commercially reasonable efforts is unlikely to correct such failure. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

12. Common Stock

As of each of December 31, 2021 and 2020, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the redeemable preferred stockholders. As of December 31, 2021 and 2020, no dividends on common stock had been declared by the board of directors.

As of December 31, 2021 and 2020, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2021	2020
Issuance of common stock under the 2020 Equity Incentive Plan	2,690,097	2,606,546
Issuance of common stock under the Employee Stock Share Purchase Plan	498,747	252,337
Exercise of options issued and outstanding	3,881,274	3,194,113
Exercise of common stock warrants	53,669	98,669
Total common stock reserved	7,123,787	6,151,665

13. Stock-based Compensation

2020 Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company's common stock may be issued upon the exercise of incentive stock options. In 2021, an additional 1,334,099 shares of common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of December 31, 2021, there were 2,690,097 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of December 31, 2021, options to purchase 2,519,217 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors. If an individual owns stock representing more than 10% of the Company’s outstanding shares, the exercise price of each share shall be at least 110% of the fair market value on the date of grant.

No additional grants will be made under the 2015 Plan, and all outstanding grants under the 2015 Plan that are repurchased, forfeited, expire or are cancelled are returned back to the 2015 Plan and are not available for grant under the 2020 Plan.

Employee Stock Purchase Plan

In December 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the 2020 ESPP, 252,337 shares of the Company's common stock were initially reserved for employee purchases of the Company's common stock under terms and provisions established by the Company's board of directors and approved by the Company's stockholders. The number of shares reserved for future issuance under the 2020 ESPP will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 15,000,000 shares the Company's common stock may be issued under the 2020 ESPP. On March 28, 2022, an additional 25,000 shares of common stock became available for future issuance under the 2020 ESPP, as a result of the operation of this automatic annual increase provision.

Under the 2020 ESPP the Company's employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2020 ESPP provides for a series of overlapping 24-month offering periods comprising four six-month purchase periods. The initial offering period under the 2020 ESPP is longer than 24 months, commencing February 15, 2021 and ending on May 14, 2023. Contributions under the 2020 ESPP are limited to a maximum of 15% of an employee's eligible compensation.

Stock Options

The following table summarizes the stock options activity for the year ended December 31, 2021:

		Options Outstanding
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2020	2,606,546	3,194,113	$11.05	8.46	$97,105
Options authorized	1,334,099	—
Options granted	(1,566,150)	1,566,150	34.83
Options exercised	—	(563,387)	6.26
Options expired	4,324	(4,324)	36.33
Options forfeited	311,278	(311,278)	29.17
Balances at December 31, 2021	2,690,097	3,881,274	$19.86	$7.97	$24,666
Shares exercisable, December 31, 2021		1,592,139	$12.75	$7.07	$17,280
Shares vested and expected to vest, December 31, 2021		3,881,274	$19.86	$7.97	$24,666

The following table is a summary of stock compensation expense for employees and nonemployees by function (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$6,847	$2,670
General and administrative	6,952	2,314
Total stock-based compensation expense	$13,799	$4,984

During the years ended December 31, 2021 and 2020 the Company granted 1,521,150 and 1,267,743 stock options to employees with a weighted-average grant date fair value of $34.46 and $11.84 per share, respectively and 45,000 and 54,000 stock options to nonemployees with a weighted-average grant date fair value of $47.42 and $11.05 per share, respectively. The total fair value of options vested during the years ended December 31, 2021 and 2020 was $13.8 million and $5.0 million, respectively. As of December 31, 2021, the unrecognized stock-based compensation expense of unvested options was $37.7 million and is expected to be recognized over a weighted-average period of 2.7 years.

Stock-based compensation expense recorded for employee options was $13.3 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively. Stock-based compensation expense recorded for nonemployee consultants was $0.5 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

Prior to the Company’s IPO, the fair value of the shares of common stock underlying the stock options was estimated by the board of directors at various dates considering the Company’s most recently available third-party valuations of common stock as well as a number of objective and subjective factors including valuation of comparable companies, sales of redeemable convertible preferred stock, operating and financial performance and general and industry specific economic outlook, amongst other factors. The fair value was determined in accordance with the guidance provided by the American Institute of Certified Public Accountants’ Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price on the respective grant date.

The Company estimates the fair value of employee and nonemployee stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company's stock options was estimated using the following assumptions for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Employee	Nonemployee	Employee	Nonemployee
Expected term	5.8 – 6.3 years	6.3 years	5.5 – 6.3 years	6.0 years
Expected volatility	80.0% – 84.3%	83.5%	82.1% – 83.8%	82.1% – 83.1%
Risk-free interest rate	0.6% – 1.3%	0.6%	0.4% – 0.7%	0.4% – 0.7%
Expected dividend yield	0%	0%	0%	0%

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

14. Common Stock Warrants

In 2016, the Company issued a warrant for 45,000 shares of the Company’s common stock to a service provider with an exercise price of $1.14 per share, of which 15,000 warrant shares become exercisable upon completion of an offering of securities in a private placement by the Company with net proceeds in excess of $25.0 million and 30,000 warrant shares become exercisable upon completion of an IPO by the Company. The warrant expires in 2023. The fair value of the warrant was determined at the issuance date using the Black-Scholes option pricing model. 15,000 of these warrant shares became exercisable upon the completion of the Series B financing in 2018 and 30,000 of these warrants became exercisable upon completion of the IPO in 2020. 45,000 shares of this warrant were exercised in October 2021.

In May 2018, the Company issued a warrant for 23,669 shares of the Company’s common stock to a service provider with an exercise price of $3.19 per share. The fair value of the warrant was determined at the issuance date using the Black-Scholes option pricing model, expires in 2025 and upon issuance was fully vested.

In December 2020, the Company issued a warrant for 30,000 shares of the Company’s common stock to a service provider with an exercise price of $18.00 per share. This warrant vests over a period of four years and expires in 2027. The fair value of the warrant was determined at the issuance date using the Black-Scholes option pricing model.

In April 2021, the Company issued a warrant for 40,000 shares of the Company’s common stock to a former employee with an exercise price of $9.41 per share as a result of a settlement agreement with such former employee. The warrant was exercised in May 2021. The Company previously recorded an accrual within accrued and other current liabilities within the balance sheet at December 31, 2020 to accrue for the settlement and the related expense was recognized in general and administrative expenses for the year ended December 31, 2020. Upon the issuance of the warrant in April 2021 in connection with the settlement, $1.1 million was reclassified from accrued and other current liabilities to additional paid-in capital within the balance sheet as of December 31, 2021.

The Company recorded less than $0.1 million expense for the above warrants, within operating expenses in the statements of operations during each of the years ended December 31, 2021 and 2020.

15. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator
Net loss attributable to common stockholders	$(71,317)	$(56,693)
Denominator
Weighted-average shares outstanding	27,730,420	6,430,555
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	27,730,420	6,430,555
Net loss per share, basic and diluted	$(2.57)	$(8.82)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2021	2020
Options issued and outstanding	3,881,274	3,194,113
Common stock warrants	53,669	98,669
Total	3,934,943	3,292,782

16. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of $0.0 million to $10.6 million at December 31, 2021 and December 31, 2020), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% and 17.2% at December 31, 2021 and 3.4% to 12.3% at December 31, 2020) and the discount rate (14.0% at December 31, 2021 and December 31, 2020). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.2 million and $0.1 million as of December 31, 2021 and 2020, respectively.

17. Related Party Transactions

During the years ended December 31, 2021 and 2020, the Company paid $85,000 and $93,000, respectively, to David Schaffer, Ph.D., the co-founder, director and Chief Scientific Advisor of the Company for consulting services. In April 2019, the Company entered into two sponsored research agreements (“SRAs”) with the UC Regents to conduct research in a research facility on the U.C. Berkeley campus, under the direction of Dr. Schaffer. The SRAs have a three year term ending in May 2022. Under the SRAs, the Company has an option to license (on a royalty-bearing basis) all intellectual property generated under the SRAs. The total amount the Company is committed to pay to the UC Regents under the SRAs is $1.5 million, which was fully paid as of December 31, 2021. In March 2021, the Company entered into another sponsored research agreement with the UC Regents to conduct research in laboratories on the U.C. Berkeley campus that are under the direction of Dr. Schaffer and another U.C. Berkeley professor covering investigations into how machine learning approaches may enhance AAV capsid engineering (the “Machine Learning SRA”). Pursuant to the Machine Learning SRA, the Company has committed to pay the UC Regents a total of $1.4 million, of which $0.4 million was paid as of December 31, 2021. The Machine Learning SRA has a three-year term ending in 2024. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company can terminate the SRAs for convenience and without cause with 60 days’ notice. While the Machine Learning SRA is between the Company and the UC Regents, the payments under the SRA will be used to fund the lab under the direction of Dr. Schaffer. As of December 31, 2021 and 2020, accounts payable to the UC Regents related to the SRAs and Machine Learning SRA was $0.0 million and $0.2 million, respectively. In the years ended December 31, 2021 and 2020, the Company recorded $0.9 million and $0.5 million, respectively, of expense related to SRAs.

In August 2019, the Company and uniQure entered into the amended uniQure Agreement and the Second uniQure Agreement. Under these agreements, the Company agreed to transfer incremental rights and services to uniQure in exchange for uniQure eliminating the exclusivity clause in the uniQure Agreement and transferring other rights back to the Company. Further details and the accounting for these agreements is discussed in Note 7. As of June 17, 2020, uniQure was no longer a related party of the Company.

18. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $0.5 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.