Form 10-Q
period 2022-03-31
4D Molecular Therapeutics Inc.
filed 2022-05-12
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 32,299,784 shares of 4D Molecular Therapeutics, Inc.'s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the success, cost and timing of our development activities, preclinical studies and clinical trials, including our clinical trials for 4D-310, 4D-150, 4D-125, 4D-110 and 4D-710;
•
the timing of Investigational New Drug Application ("IND") enabling studies and results from such studies;
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
•
the rate and degree of market acceptance of our product candidates, if approved;
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

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$75,970	$153,001
Marketable securities	160,183	94,776
Accounts receivable	—	47
Prepaid expenses and other current assets (includes $0 and $285 at March 31, 2022 and December 31, 2021, respectively, attributable to related parties)	6,894	8,456
Total current assets	243,047	256,280
Marketable securities, long-term	48,362	67,652
Property and equipment, net	18,456	14,391
Operating lease right-of-use assets, net	14,186	14,562
Other assets	875	602
Total assets	$324,926	$353,487
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,681	$4,764
Accrued and other current liabilities	5,264	7,744
Deferred revenue	2,109	2,599
Operating lease liabilities, current portion	2,037	1,231
Total current liabilities	12,091	16,338
Deferred revenue, net of current portion	1,761	2,491
Derivative liability	221	214
Operating lease liabilities, long-term portion	14,782	15,217
Other liabilities	15	120
Total liabilities	28,870	34,380
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 300,000,000 shares authorized at March 31, 2022 and December 31, 2021; 32,264,065 and 32,224,524 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in-capital	530,808	526,523
Accumulated other comprehensive loss	(1,421)	(423)
Accumulated deficit	(233,334)	(206,996)
Total stockholders’ equity	296,056	319,107
Total liabilities and stockholders’ equity	$324,926	$353,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Collaboration and license revenue	$1,219	$2,000
Total revenue	1,219	2,000
Operating expenses:
Research and development (includes $134 and $148 for the three months ended March 31, 2022 and 2021, respectively, attributable to related parties)	19,381	12,769
General and administrative	8,230	5,543
Total operating expenses	27,611	18,312
Loss from operations	(26,392)	(16,312)
Other income (expense):
Interest income	100	7
Other expense, net	(46)	(101)
Total other income (expense), net	54	(94)
Net loss	$(26,338)	$(16,406)
Net loss per share, basic and diluted	$(0.82)	$(0.61)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	32,232,378	26,690,167

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(26,338)	$(16,406)
Other comprehensive loss:
Net unrealized loss on marketable securities	(998)	—
Total comprehensive loss	$(27,336)	$(16,406)

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	32,224,524	$3	$526,523	$(423)	$(206,996)	$319,107
Issuance of common stock upon exercise of stock options	39,541	—	330	—	—	330
Stock-based compensation expense	—	—	3,933	—	—	3,933
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(998)	—	(998)
Net loss	—	—	—	—	(26,338)	(26,338)
Balances at March 31, 2022	32,264,065	$3	$530,808	$(1,421)	$(233,334)	$296,056

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	26,681,983	$3	$392,063	$—	$(135,679)	$256,387
Issuance of common stock upon exercise of stock options	12,396	—	99	—	—	99
Stock-based compensation expense	—	—	2,329	—	—	2,329
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net loss	—	—	—	—	(16,406)	(16,406)
Balances at March 31, 2021	26,694,379	$3	$394,513	—	$(152,085)	$242,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(26,338)	$(16,406)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,933	2,329
Vesting of common stock warrants	22	22
Change in fair value of derivative liability	7	92
Depreciation and amortization	406	383
Amortization of right-of-use assets	376	365
Net amortization (accretion) of premium (discount) on marketable securities	582	—
Changes in operating assets and liabilities
Accounts receivable	47	521
Prepaid expenses and other current assets	1,017	773
Accounts payable	(1,680)	(601)
Accrued and other liabilities	(1,074)	(1,450)
Deferred revenue	(1,219)	(1,035)
Operating lease liabilities	371	(365)
Net cash used in operating activities	(23,550)	(15,372)
Cash flows from investing activities
Purchases of marketable securities	(59,694)	—
Maturities of marketable securities	11,997	—
Acquisition of property and equipment	(6,413)	(642)
Net cash used in investing activities	(54,110)	(642)
Cash flows from financing activities
Payment of offering costs	(246)	(946)
Issuance of common stock upon exercise of stock options and warrants	875	99
Net cash provided by (used in) financing activities	629	(847)
Net decrease in cash and cash equivalents	(77,031)	(16,861)
Cash and cash equivalents, beginning of period	153,001	276,726
Cash and cash equivalents, end of period	$75,970	$259,865
Supplemental disclosures of noncash investing and financing information
Decrease in right-of-use assets due to reduction in operating lease liabilities upon modification	$—	$(478)
Unpaid offering costs	$178	$—
Purchases of property and equipment in accounts payable and accrued and other liabilities	$257	$145

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. The Company

4D Molecular Therapeutics, Inc. (the “Company”) was formed as a limited liability company in September 2013 under the name 4D Molecular Therapeutics, LLC. The Company changed its name and converted into a corporation which was incorporated in the state of Delaware in March 2015. The Company is a clinical-stage gene therapy company pioneering the development of product candidates using its targeted and evolved adeno-associated virus (“AAV”) vectors.

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $233.3 million as of March 31, 2022. The Company believes that its cash and cash equivalents and marketable securities as of March 31, 2022 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these unaudited condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

The accompanying financial information for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2022 and December 31, 2021 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Use of Estimates and Judgements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates include the determination of useful lives for property and equipment, the contract term, transaction price and costs of collaboration agreements, as well as estimates of the fair value of common stock (prior to the IPO), stock options, derivative instrument and income tax uncertainties. Actual results could differ from those estimates.

Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2022. While there was not a material impact to the Company's unaudited condensed financial statements as of March 31, 2022, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to the unaudited condensed financial statements in future reporting periods.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended March 31,
	2022	2021
Customer A	*	80%
Customer B	98%	20%
Total	98%	100%

* Less than 10%

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total accounts receivable are as follows:

	March 31, 2022	December 31, 2021
Customer A	0%	100%
Total	0%	100%

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Netherlands	$1,191	$392
Switzerland	—	1,605
United States	28	3
Total revenue	$1,219	$2,000

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds.

Marketable Securities

Marketable securities consist of commercial paper, corporate bonds and U.S. Treasuries and are included in current and noncurrent assets. The Company classifies its marketable securities as available-for-sale and carries them at fair value on its condensed balance sheet. Fair value is estimated using independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses on the marketable securities are reported as a component of stockholders' equity in accumulated other comprehensive loss. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the condensed statements of operations. Realized gains and losses are included in interest income on the condensed statements of operations.

The Company periodically evaluates its marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. If the Company determines that the decline in an investment's fair value is other-than-temporary, the difference is recognized as an impairment loss in the condensed statements of operations.

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
•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
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

Leases

On December 31, 2021, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), ("ASC 842") using the alternative modified transition method effective as of January 1, 2021. As a result, the Company has retrospectively changed its previously issued condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021 as presented within the Company's March 31, 2021 Quarterly Report on Form 10-Q to reflect the adoption of ASC 842 on January 1, 2021. The condensed financial statements for the three months ended March 31, 2021 presented herein differ from the Company's condensed financial statements included in the Company's March 31, 2021 Quarterly Report on Form 10-Q as those condensed financial statements were prepared using the former accounting standard referred to as ASC Topic 840, Leases.

The impact of adoption on ASC 842 on the condensed statements of operations for the three months ended March 31, 2021 was immaterial. The following table summarizes the effect of the adoption of ASC 842 on the condensed statement of cash flows for the three months ended March 31, 2021 (in thousands):

	Pre ASC 842		After ASC 842
	Three Months Ended	ASC 842	Three Months Ended
	March 31, 2021	Adjustments	March 31, 2021
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of right-of-use assets	$—	$365	$365
Changes in operating assets and liabilities
Operating lease liabilities	—	(365)	(365)
Supplemental disclosures of noncash investing and financing information
Decrease in right-of-use assets due to reduction in operating lease liabilities upon modification	—	(478)	(478)

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

The Company's operating leases are presented in the condensed balance sheets as operating lease right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent based on the discounted lease payments to be made within the proceeding twelve months.

As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate to discount lease payments. The incremental borrowing rate represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

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

Embedded Derivative

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. An embedded derivative exists in the award agreement with the Cystic Fibrosis Foundation (“CFF”). As described in Note 14, the embedded derivative has been bifurcated and is classified as a liability on the condensed balance sheets and is separately accounted for at its fair value. The derivative liability is subject to remeasurement to fair value each reporting period. Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net within the condensed statements of operations.

Net Loss Per Share, Basic and Diluted

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares outstanding for the period. For purposes of this calculation, stock options to acquire shares of common stock and common stock warrants are considered potentially dilutive common shares, but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.

Recent Accounting Pronouncement

New Accounting Pronouncement Not Yet Adopted

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its condensed financial statements.

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	March 31, 2022
Assets
Money market funds	$54,437	$—	$—	$54,437
Commercial paper	—	42,557	—	42,557
Corporate bonds	—	95,383	—	95,383
US Treasuries	—	70,605	—	70,605
Total	$54,437	$208,545	$—	$262,982
Liabilities
Derivative liability	$—	$—	$221	$221
Total	$—	$—	$221	$221

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2021
Assets
Money market funds	$36,556	$—	$—	$36,556
Commercial paper	—	37,535	—	37,535
Corporate bonds	—	94,864	—	94,864
US Treasuries	—	30,029	—	30,029
Total	$36,556	$162,428	$—	$198,984
Liabilities
Derivative liability	$—	$—	$214	$214
Total	$—	$—	$214	$214

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

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument during the three-month periods ended March 31, 2022 and 2021 (in thousands):

Derivative Liability
Balance as of December 31, 2021	$214
Change in fair value included in other income (expense), net	7
Balance as of March 31, 2022	$221

Derivative Liability
Balance as of December 31, 2020	$122
Change in fair value included in other income (expense), net	92
Balance as of March 31, 2021	$214

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
Short-term marketable securities:
Commercial paper	$37,553	$—	$(67)	$37,486
Corporate bonds	67,180	—	(386)	66,794
US Treasuries	56,141	2	(240)	55,903
Total short-term marketable securities	$160,874	$2	$(693)	$160,183
Long-term marketable securities:
Commercial paper	$5,113	$—	$(42)	$5,071
Corporate bonds	28,987	—	(398)	28,589
US Treasuries	14,992	—	(290)	14,702
Total long-term marketable securities	$49,092	$—	$(730)	$48,362

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Short-term marketable securities:
Commercial paper	$32,471	$—	$(4)	$32,467
Corporate bonds	57,315	—	(79)	57,236
US Treasuries	5,082	—	(9)	5,073
Total short-term marketable securities	$94,868	$—	$(92)	$94,776
Long-term marketable securities:
Commercial paper	$5,089	$—	$(21)	$5,068
Corporate bonds	37,821	—	(193)	37,628
US Treasuries	25,073	—	(117)	24,956
Total long-term marketable securities	$67,983	$—	$(331)	$67,652

All marketable securities held as of March 31, 2022 and December 31, 2021 had contractual maturities of less than two years. There have been no realized gains or losses on marketable securities for the periods presented. None of the Company's investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three months ended March 31, 2022. As of March 31, 2021, the Company had no marketable securities.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$7,118	$5,971
Leasehold improvements	2,527	2,527
Furniture and fixtures	566	566
Office equipment	166	165
Computer equipment and software	616	421
Construction in progress	13,195	10,066
Total property and equipment	24,188	19,716
Less: Accumulated depreciation and amortization	(5,732)	(5,325)
Property and equipment, net	$18,456	$14,391

All property and equipment are maintained in the United States. Depreciation expense was $0.4 million for each of the three months ended March 31, 2022 and 2021.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Payroll and related expenses	$2,922	$3,994
Accrued clinical and preclinical study costs	913	407
Consulting and professional	1,220	1,573
Other accrued expenses	209	1,770
Total accrued and other current liabilities	$5,264	$7,744

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
uniQure	$1,192	$392
Roche	—	1,605
CFF	27	3
Total revenue	$1,219	$2,000

Deferred revenue is summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
uniQure	$2,469	$3,661
CFF	1,401	1,429
Total deferred revenue	$3,870	$5,090

The total amount of revenue in the three months ended March 31, 2022, which was included in deferred revenue at January 1, 2022, was $1.2 million. The total amount of revenue in the three months ended March 31, 2021, which was included in deferred revenue at January 1, 2021, was $1.3 million.

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

The upfront payment of $0.2 million was recorded as deferred revenue and was recognized on a ratable basis over the estimated performance period of four years. Payments and reimbursements for research costs were recognized on an as-incurred basis. The options to purchase uniQure shares were deemed to be a noncash component of the arrangement consideration as the vesting of options is linked to the uniQure Agreement and there is a requirement for the holders of the options to provide services under the uniQure Agreement. The fair value of the uniQure options, which was estimated to be $10.6 million, was recognized ratably as revenue over the estimated performance period of four years and the associated compensation expense related to the stock options was recorded as research and development expense.

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

Neither party was required to pay monetary consideration in connection with the execution of the Amended uniQure Agreement or the Second uniQure Agreement or for subsequent performance by the parties under those agreements, notwithstanding the potential future royalty and sublicense consideration described above. The fair value of the non-monetary consideration given by uniQure to the Company, for the intellectual property right was $5.1 million. This intellectual property right is considered to be an in-process research and development asset with no alternative future use and, accordingly, was written off as acquired in-process research and development expense in the year ended December 31, 2019.

The incremental transaction price described in the paragraph above was recorded as deferred revenue given that the Company identified one single combined performance obligation under ASC 606, which includes the licenses to the New Variants, research services and participation in the joint steering committee (“JSC”). Revenue is recognized using the input method based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. Based on the current estimated timelines, the deferred revenue is expected to be recognized as revenue over approximately one to two years from March 31, 2022.

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

During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $1.2 million and $0.4 million under both of the Amended uniQure Agreement and the Second uniQure Agreement, respectively. During the three months ended March 31, 2022 the decrease in total budgeted costs for the remaining performance obligation resulted in a $1.1 million increase in revenue recognized in the three months ended March 31, 2022 related to the performance obligation partially satisfied prior to January 1, 2022. As of March 31, 2022 and December 31, 2021, deferred revenue relating to uniQure was $2.5 million and $3.7 million, respectively. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation was $2.5 million and $3.7 million, respectively.

CRF

In November 2015, the Company entered into a research funding and collaboration agreement (the “CRF Agreement”) with the Choroideremia Research Foundation (“CRF”), a non-profit organization dedicated to finding a cure for choroideremia, a rare inherited disorder that causes progressive vision loss, ultimately leading to complete blindness. The goal of the CRF Agreement is for CRF to contribute funding to help with the advancement of the Company’s choroideremia research program. The Company is responsible for all decision making and execution of any and all of the related activities to be completed in its sole discretion. The initial term of the CRF Research Plan is two years. The agreement includes contribution by the Company to CRF of up to $2.5 million upon certain development or approval milestones. The overall arrangement has automatic extensions of up to three additional years. As of March 31, 2022, no milestones have been achieved.

Revenue was fully recognized for this agreement in the year ended December 31, 2017. There was no deferred revenue relating to the CRF Agreement as of March 31, 2022 and December 31, 2021. No amount was due from or to CRF under the CRF Agreement as of March 31, 2022 and 2021.

Roche

In November 2017, the Company entered into a collaboration and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”) to discover and develop products containing optimized next generation AAV Vectors focused on ophthalmological diseases and disorders excluding select criteria (the “2017 Roche Agreement”). The Company and Roche both had the ability to nominate products to discover, develop and commercialize.

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

Pursuant to the 2017 Roche Agreement, the Company received a non-refundable upfront payment of $21.0 million as consideration. In addition, the Company was entitled to contingent payments including (i) $1.0 million for each Roche nominated product beyond the first three, (ii) up to $30.0 million upon exercise of the option to convert a product the Company nominated and developed prior to pivotal clinical studies, (iii) development milestone payments of up to $223.0 million, of which $86.0 million related to choroideremia and the rest related to other licensed products; and (iv) sales-based milestones of up to $123.0 million in connection with licensed products. Through March 31, 2022, the Company received $10.0 million for development milestone payments that are non-refundable. The 2017 Roche Agreement also included provisions that entitled the Company to receive royalty payments ranging from the mid-single digits to the mid-teens for the net sales of the licensed products, in each case subject to the reductions in accordance with the terms of the agreement.

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

During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $0.0 million and $1.6 million, respectively. As of March 31, 2022 and December 31, 2021, there was no deferred revenue relating to the 2017 Roche Agreement. There were no accounts receivable from Roche under this agreement as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation was $0.0 million.

CFF

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The agreement was subsequently amended in September 2017, August 2018 and February 2021 (all four agreements are collectively referred to as the “CFF Agreement”). The total amount of the award under the CFF Agreement is $3.5 million. As of March 31, 2022 and December 31, 2021, the Company achieved milestones totaling $1.8 million, under the CFF Agreement. The remaining award amount will be paid by CFF based on the achievement of certain development milestones by the Company.

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

Revenue recognized during the three months ended March 31, 2022 and 2021 was immaterial. As of March 31, 2022 and December 31, 2021, deferred revenue relating to the CFF Agreement was $1.4 million and $1.4 million. There were no accounts receivable from CFF under the CFF Agreement as of March 31, 2022 and December 31, 2021. As of each of March 31, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.4 million. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next two to four years as the Company performs research services through the completion of IND-enabling studies.

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

In addition, the Company is obligated to make certain contingent payments including (i) development milestones up to $3.1 million, (ii) low single digit royalties on the net sales of its developed products that consists of a minimum annual royalty of up to $0.1 million per year for the term of the Agreement beginning in the first calendar year after the year in which net sales first occurred and (iii) sublicense consideration in the mid-teens to the mid-twenties range on any future sublicensing arrangements the Company may enter into with third-party licensees.

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

During each of the three months ended March 31, 2022 and 2021, the Company incurred immaterial expenses under the provisions of the outstanding license arrangements.

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

The 5980 Horton Street Building Lease is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of March 31, 2022, the operating lease right-of-use asset and operating lease liability were $1.8 million and $2.2 million, respectively. As of December 31, 2021, the operating lease right-of-use asset and operating lease liability were $1.9 million and $2.3 million, respectively. The discount rate used to determine the lease liability was 7.5%.

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

In May 2019, the Company amended the second lease agreement executed in October 2018 to add additional office, manufacturing and laboratory space (the “Expansion”). The amendment extended the term of the lease to December 31, 2029. The Company did not have to pay rent until December 2019. The lease agreement also included a tenant improvement allowance, which was increased to $2.3 million in February 2021 pursuant to a second amendment to the second lease agreement. In November 2021, the Company received the first installment of this tenant improvement allowance of $0.6 million. The tenant improvement allowance funds improvements to the additional office, manufacturing and laboratory space, which the Company has determined to be lessee owned. The allowance is treated as a reduction of lease payments used to measure the lease liability.

The 5858 Horton Street Building Lease and Expansion are considered operating leases under ASC 842 as they do not meet the criteria of a finance lease. As of March 31, 2022, the operating lease right-of-use asset and operating lease liability was $12.4 million and $14.6 million, respectively. As of December 31, 2021, the operating lease right-of-use asset and operating lease liability was $12.6 million and $14.2 million, respectively. The discount rate used to determine the lease liability was 7.8%.

Neither of the leases include a general option for the Company to terminate the leases.

The following table summarizes the components of lease expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$697	$541
Variable lease cost	267	219
Total	$964	$760

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

The following table summarizes supplemental information related to operating leases:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years):	7.3	7.6
Weighted-average discount rate:	7.7%	7.8%

The following table summarizes the maturities of lease liabilities as of March 31, 2022 (in thousands):

2022 (remaining nine months)	$1,281
2023	3,058
2024	3,149
2025	3,244
2026	3,135
Thereafter	8,691
Total future minimum lease payments	22,558
Less: Amount representing interest	(5,739)
Present value of future minimum lease payments	16,819
Less: Current portion of operating lease liabilities	2,037
Long-term portion of operating lease liabilities	$14,782

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

There are no material legal proceedings outstanding at March 31, 2022. See Note 12 for details of a settlement with a former employee in April 2021.

10. Common Stock

As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

As of March 31, 2022 and December 31, 2021, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31, 2022	December 31, 2021
Issuance of common stock under the 2020 Equity Incentive Award Plan	3,312,646	2,690,097
Issuance of common stock under the Employee Stock Purchase Plan	523,747	498,747
Exercise of options issued and outstanding	4,830,410	3,881,274
Exercise of common stock warrants	53,669	53,669
Total common stock reserved for future issuance	8,720,472	7,123,787

11. Stock-based Compensation

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company's common stock may be issued upon the exercise of incentive stock options. In 2022, an additional 1,611,226 shares of the Company's common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of March 31, 2022 there were 3,312,646 shares available for grant under the 2020 Plan.

2015 Equity Incentive Plan

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the "2015 Plan"). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan. All outstanding grants under the 2015 Plan that are repurchased, forfeited, expire or are returned back to the 2015 Plan are not available for grant under the 2020 Plan.

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of March 31, 2022, options to purchase 2,412,079 shares of the Company's common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the Company's board of directors. If an individual owns stock representing more than 10% of the Company’s outstanding shares, the exercise price of each share shall be at least 110% of the fair market value on the date of grant.

Employee Stock Purchase Plan

In December 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the 2020 ESPP, 252,337 shares of the Company's common stock were initially reserved for employee purchases of the Company's common stock under terms and provisions established by the Company's board of directors and approved by the Company's stockholders. The number of shares reserved for future issuance under the 2020 ESPP will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 1% of the shares of the Company's common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 15,000,000 shares of the Company's common stock may be issued under the 2020 ESPP. On March 28, 2022, an additional 25,000 shares of the Company's common stock became available for future issuance under the 2020 ESPP, as a result of the operation of this automatic annual increase provision.

Under the 2020 ESPP the Company's employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2020 ESPP provides for a series of overlapping 24-month offering periods comprised of four six-month purchase periods. The initial offering period under the ESPP is longer than 24 months, commencing February 15, 2021 and ending on May 14, 2023. Contributions under the 2020 ESPP are limited to a maximum of 15% of an employee's eligible compensation.

Stock Options

The following table summarizes the stock options activity for the three months ended March 31, 2022:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options
Balances at December 31, 2021	2,690,097	3,881,274
Options authorized	1,611,226	—
Options granted	(1,167,086)	1,167,086
Options exercised	—	(39,541)
Options expired	71,735	(71,735)
Options forfeited	106,674	(106,674)
Balances at March 31, 2022	3,312,646	4,830,410
Options exercisable at March 31, 2022		1,697,603
Options vested and expected to vest at March 31, 2022		4,830,410

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31,
	2022	2021
Expected term	6.0 - 6.1 years	6.0 - 6.3 years
Expected volatility	80.0% - 80.2%	83.1% - 83.5%
Risk-free interest rate	1.5% - 2.0%	0.6% - 1.1%
Expected dividend yield	—%	—%

Expected Term. The expected term for employee options is calculated using the simplified method as the Company does not have sufficient historical information to provide a basis for this estimate. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected term for nonemployee options is the contractual term of the options.

Expected Volatility. The expected volatility is based on a mix of the Company's historical volatility and the historical volatility of comparable companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. For each grant, the Company measured historical volatility over a period equivalent to the expected term.

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$2,150	$1,113
General and administrative	1,783	1,216
Total stock-based compensation expense	$3,933	$2,329

12. Common Stock Warrants

In 2016, the Company issued a warrant for 45,000 shares of the Company’s common stock to a service provider with an exercise price of $1.14 per share, of which 15,000 warrant shares become exercisable upon completion of an offering of securities in a private placement by the Company with net proceeds in excess of $25.0 million and 30,000 warrant shares become exercisable upon completion of an IPO by the Company. The warrant expires in 2023. The fair value of the warrant was determined at the issuance date using the Black-Scholes option pricing model. 15,000 of these warrant shares became exercisable upon the completion of the Series B financing in 2018 and 30,000 of these warrants became exercisable upon completion of the IPO in 2020. All 45,000 shares of this warrant were exercised in October 2021.

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

There was no material expense related to the above warrant shares during each of the three months ended March 31, 2022 and 2021.

13. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss	$(26,338)	$(16,406)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	32,232,378	26,690,167
Net loss per share, basic and diluted	$(0.82)	$(0.61)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2022	2021
Options issued and outstanding	4,830,410	3,963,608
ESPP shares expected to be issued	37,619	—
Common stock warrants	53,669	98,669
Total	4,921,698	4,062,277

14. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability, and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of $0.0 million to $10.6 million at March 31, 2022 and December 31, 2021), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at March 31, 2022 and December 31, 2021) and the discount rate (15.0% and 14.0% at March 31, 2022 and December 31, 2021, respectively). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.2 million as of each of March 31, 2022 and December 31, 2021.

15. Related Party Transactions

During the three months ended March 31, 2022 and 2021, the Company paid $0 and $32,000, respectively, to David Schaffer, Ph.D., a co-founder, and former director and Chief Scientific Advisor of the Company for consulting services while Dr. Schaffer was a director. In April 2019, the Company entered into two sponsored research agreements (“SRAs”) with the UC Regents to conduct research in a research facility on the U.C. Berkeley campus, under the direction of Dr. Schaffer. The SRAs have a three year term ending in May 2022. Under the SRAs, the Company has an option to license (on a royalty-bearing basis) all intellectual property generated under the SRAs. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company can terminate the SRAs for convenience and without cause with 60 days’ notice. The total amount the Company is committed to pay to the UC Regents under the SRAs is $1.5 million, which was fully paid as of March 31, 2022. In March 2021, the Company entered into another sponsored research agreement with the UC Regents to conduct research in laboratories on the U.C. Berkeley campus that are under the direction of Dr. Schaffer and another U.C. Berkeley professor covering investigations into how machine learning approaches may enhance AAV capsid engineering (the “Machine Learning SRA”). Pursuant to the Machine Learning SRA, the Company has committed to pay the UC Regents a total of $1.4 million, of which $0.4 million was paid as of March 31, 2022. The Machine Learning SRA has a three-year term ending in 2024. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company can terminate the SRAs for convenience and without cause with 60 days’ notice. While the Machine Learning SRA is between the Company and the UC Regents, the payments under the SRA will be used to fund the lab under the direction of Dr. Schaffer. As of March 31, 2022 and December 31, 2021, accounts payable related to the SRAs and Machine Learning SRA was $0.0 million. The Machine Learning SRA was terminated by the Company in March 2022. As of February 2022, the SRAs ceased to be related party transactions upon the resignation of Dr. Schaffer from the board of directors of the Company.

16. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

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

We have built a deep portfolio of gene therapy product candidates initially focused in three therapeutic areas: ophthalmology (intravitreal vector), cardiology (intravenous vector) and pulmonology (aerosol vector). We have five product candidates that are in clinical trials: 4D-310 for the treatment of Fabry disease in a Phase 1/2 clinical trial, 4D-150 for the treatment of wet AMD in a Phase 1/2 clinical trial, 4D-125 for the treatment of X-linked retinitis pigmentosa ("XLRP") in a Phase 1/2 clinical trial, 4D-110 for the treatment of choroideremia in a Phase 1/2 clinical trial, and 4D-710 for the treatment of cystic fibrosis in a Phase 1/2 clinical trial.

We have funded our operations primarily through the sale and issuance of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In November 2021, we completed our second underwritten public offering (the "Follow-on Offering") in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share pursuant to an effective Registration Statement on Form S-1. The net proceeds from the Follow-on Offering were $111.1 million after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $284.5 million.

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

Our net losses were $26.3 million and $16.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $233.3 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities, and due to other factors such as increased inflation.

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

The global COVID-19 pandemic continues to rapidly evolve and we will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and the majority of our employees working remotely. We will continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future. The primary driver for revenue consists of revenue recognized under the agreement with uniQure. In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue. We recognized revenue of $1.2 million related to this collaboration agreement during the three months ended March 31, 2022. See Note 7 to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this transaction.

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

We do not allocate our costs by product candidate, as a significant amount of research and development expenses includes internal costs, such as salary and other personnel-related expenses, laboratory supplies and allocated overhead, and external costs, such as fees paid to third parties to conduct research and development activities on our behalf, none of which are tracked by product candidate. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs and, therefore, the costs cannot be allocated to a particular product candidate or development program.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expense for our personnel in executive, finance and accounting, human resources, business development, legal and other administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, accounting and tax services, allocated overhead, including rent, equipment, depreciation, information technology costs and utilities, and other general operating expenses not otherwise classified as research and development expenses.

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

Other Income (Expense), Net

Our other income (expense), net primarily consists of interest income earned on our cash equivalents and marketable securities and adjustments for the change in the fair value of our derivative liability which must be remeasured at each reporting date.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$1,219	$2,000	$(781)	(39)%
Operating Expenses:
Research and development	19,381	12,769	6,612	52%
General and administrative	8,230	5,543	2,687	48%
Total operating expenses	27,611	18,312	9,299	51%
Loss from operations	(26,392)	(16,312)	(10,080)	62%
Other Income (Expense), Net	54	(94)	148	(157)%
Net loss	$(26,338)	$(16,406)	$(9,932)	61%

Revenue

Revenue decreased $0.8 million, or 39%, from the three months ended March 31, 2021 to the three months ended March 31, 2022 due to a $1.6 million decrease in revenue recognized under our collaboration and license agreement with Roche offset by an increase in revenue recognized under the uniQure Agreement of $0.8 million.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Research and development trials and consumables expenses	$7,291	$6,312	$979	16%
Payroll and personnel expenses	9,763	5,101	4,662	91%
Facilities and other research and development expenses	2,327	1,356	971	72%
Total research and development expenses	$19,381	$12,769	$6,612	52%

Research and development expenses increased $6.6 million, or 52%, from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase was primarily due to a $4.7 million increase in payroll and personnel expenses (including a $1.0 million increase in employee stock-based compensation) due to increased headcount of research and development personnel, and a $2.2 million increase in clinical trial costs driven by the start-up of two additional clinical Phase 1/2 trials for 4-D-150 and 4D-7010.

General and Administrative Expenses

General and administrative expenses increased $2.7 million, or 48%, from the three months ended March 31, 2021 to the three months ended March 31, 2022. The increase was primarily due to:

•
a $1.8 million increase for payroll and personnel expenses (including a $0.7 million increase in employee stock-based compensation) due to increased headcount of general and administrative personnel, and a $0.9 million increase in other costs, including consulting and facilities costs.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of our equity securities, including from the sale of our common stock in our IPO and Follow-on Offering and the sale of our redeemable preferred stock and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In December 2020, we completed our IPO and we issued and sold 9,660,000 shares of common stock at an offering price of $23.00 per share. The aggregate net proceeds from our IPO were $204.7 million after deducting underwriting discounts and commissions and other offering costs.

In November 2021, we completed our Follow-on Offering in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share. The aggregate net proceeds from the Follow-on Offering were $111.1 million after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $284.5 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $233.3 million as of March 31, 2022. Our transition to profitability is primarily dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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
•
defending against any product liability claims or other lawsuits related to our products; and
•
the impact of the COVID-19 pandemic and adverse macroeconomic conditions such as, but not limited to, higher inflation and increased interest rates, each of which may exacerbate the magnitude of the factors discussed above.

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

We do not have any committed external sources of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to complete the clinical development for the product candidates for treatment of Fabry disease, XLRP, choroideremia, wet AMD, cystic fibrosis or any other indication we may pursue. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders. Further, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and the war in Ukraine.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(23,550)	$(15,372)
Net cash used in investing activities	(54,110)	(642)
Net cash provided by (used in) financing activities	629	(847)
Net decrease in cash and cash equivalents	$(77,031)	$(16,861)

Net Cash Used in Operating Activities

Net cash used in operating activities was $23.6 million for the three months ended March 31, 2022. This was primarily due to the net loss of $26.3 million, adjusted for noncash charges of $5.3 million and net changes in operating assets and liabilities of $2.5 million. Noncash charges included $3.9 million of stock-based compensation expense, $0.6 million of amortization of the premium on marketable securities, $0.4 million of depreciation and amortization and $0.4 million for the amortization of operating lease right-of-use assets. Net changes in operating assets and liabilities included a $1.7 million decrease in accounts payable and a $1.2 million decrease in deferred revenue which were partially offset by a $1.0 million decrease in prepaid expenses and other current assets.

Net cash used in operating activities was $15.4 million for the three months ended March 31, 2021. This was primarily due to the net loss of $16.4 million, adjusted for noncash charges of $2.8 million and net changes in operating assets and liabilities of $1.8 million. Noncash charges included $2.3 million of stock-based compensation, $0.4 million of depreciation and amortization and $0.4 million for the amortization of operating lease right-of-use assets. Net changes in operating assets and liabilities included a $1.5 million decrease in accrued and other current liabilities, $1.0 million decrease in deferred revenue, $0.6 million decrease in accounts payable and a $0.4 million decrease in operating lease liabilities which were partially offset by a $0.8 million decrease in prepaid expenses and other current assets and a $0.5 million decrease in accounts receivable.

Net Cash Used In Investing Activities

Net cash used in investing activities was $54.1 million for the three months ended March 31, 2022. This was due to purchases of marketable securities of $59.7 million and purchases of property and equipment of $6.4 million offset by $12.0 million in maturities of marketable securities.

Net cash used in investing activities was $0.6 million for three months ended March 31, 2021, all of which was used to purchase property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2022. This was due to proceeds from the exercise of stock options and warrants of $0.9 million, partially offset by payments of public offering costs of $0.2 million.

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2021. This was primarily due to the payments of public offering costs of $0.9 million.

Contractual Obligations, Commitments and Contingencies

Our commitments include obligations under vendor contracts to provide research services and other purchase commitments with our vendors. In the normal course of business, we enter into services agreements with contract research organizations, contract manufacturing organizations and other third parties. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the agreement. The actual amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of the services to be provided. These amounts are not fixed or determinable.

As of March 31, 2022, our principal commitments consisted of obligations under our operating leases for our headquarters. Please see Note 9, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this report for further details.

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

During the three months ended March 31, 2022, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, we had cash and cash equivalents and marketable securities of $284.5 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings information set forth in Note 9 Commitments and Contingencies of the notes to our unaudited condensed financial statements in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated by reference.

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

We have incurred recurring net losses, including net losses of $26.3 million and $16.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $233.3 million.

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

As of March 31, 2022, we had $284.5 million in cash and cash equivalents and marketable securities.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will allow us to fund our planned operations for at least one year from the date of the issuance of the unaudited condensed financial statements included in this Form 10-Q.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted if global economic conditions continue to worsen or if the COVID-19 pandemic, including the spread of any variant thereof, causes new disruptions and volatility to credit and financial markets and to product supply chains. If adequate funds are not available to us on a timely basis, we may be required to:

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
•
future accounting pronouncements or changes in our accounting policies; and
•
the impact from general macroeconomic trends, such as higher inflation and increased interest rates.

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

This variability and unpredictability could also result in our failing to meet the expectations of financial analysts or investors for any period. If our revenue or operating results fall below or if operating expenses or other costs are higher than the expectations of analysts or investors or below or above, as the case may be, any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could seriously harm our business.

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing and commercial support infrastructure to sell, or participate in sales activities with our collaborators for some of our product candidates if and when they are approved.

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

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies, which could limit our access to additional attractive development programs. Problems in third-party manufacturing processes or facilities also could restrict our ability to meet market demand for our products. Additionally, should our agreement with Catalent or agreements with other parties with whom we have manufacturing agreements be terminated for any reason, there are a limited number of manufacturers who would be suitable replacements, and it would take a significant amount of time to transition the manufacturing to a replacement.

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

We have recently completed the build out of approximately 17,000 square feet of laboratory and manufacturing space at our headquarters in Emeryville, California, a large portion of which we plan to devote to manufacturing activities for our clinical trials under cGMP. We may face delays in the production of clinical supply at our manufacturing facility and cannot guarantee when our facility will be able to produce sufficient quantities of product candidates needed to support our planned clinical trials. Any delays in developing our internal manufacturing capabilities, including any delays due to the COVID-19 pandemic, may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates through third-party manufacturers. Moreover, changing manufacturing facilities during the clinical development process may also require that we or our collaborators conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements.

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

If the product candidates that we or our collaborators may develop receive regulatory approval in the United States or another jurisdiction, they may never receive approval in other jurisdictions, which would limit market opportunities for such product candidates and seriously harm our business.

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
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, seriously harm our business.

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

As of March 31, 2022, we had 137 full-time employees. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of clinical trial data or personal data, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media, and other parties pursuant to privacy and security laws. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their information technology systems could also seriously harm our business. Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any applicable insurance policies.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, imposes, among other things, certain standards on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the CCPA on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. For example, in July 2020, the CJEU limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses. The European Commission has issued new SCCs that account for the CJEU's decision and we will be required to implement the new SCCs within the relevant timeframes. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK's Information Commissioner's Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. Inability to transfer personal information from the European Union, Switzerland or UK to the United States or elsewhere, may restrict our activities in those jurisdictions and limit our ability to provide our products and services in those jurisdictions.

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

Additionally, the EU adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials. Failure or perceived failure to comply with the GDPR, the UK GDPR, the EU Clinical Trials Regulations, and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, affect our compliance with contracts entered into with our partners, collaborators and other third-party payors, and could have an adverse effect on our reputation, business and financial condition.

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

Further, shares issued upon the exercise of stock options outstanding under our equity incentive plans, or pursuant to future awards granted under those plans, will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act).

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 44.1% of our outstanding common stock as of March 31, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

The continuation of hostilities in Ukraine may exacerbate certain risks we face.

Russia’s invasion of Ukraine in February 2022 and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations and partner contracts, and we currently do not expect the outbreak to directly have a significant effect on our financial condition or results of operations. However, if the hostilities persist, escalate or expand, risks that we have identified in this Quarterly Report on Form 10-Q may be materially increased. For example, if our supply arrangements or clinical operations are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the ongoing conflict, which could adversely affect our ability to maintain or enhance our cyber security measures. These and other risks are described more fully in this “Risk Factors” section.

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

Third parties may have or obtain patents or other proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products, if any, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter parties review proceedings and post-grant review proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.

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

None.

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	12/15/20	3.2

4.1	Description of Securities of the Registrant.	10-K	3/25/21	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 29, 2020, among the Registrant and the investors party thereto.	S-1/A	12/7/20	4.3

10.1#	Amended and Restated Non-Employee Director Compensation Policy.				X

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, has been formatted in Inline XBRL.				X

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

4D Molecular Therapeutics, Inc.

Date: May 12, 2022	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: May 12, 2022	By:	/s/ August J. Moretti
August J. Moretti
Chief Financial Officer Principal Financial and Accounting Officer