Form 10-Q
period 2022-06-30
4D Molecular Therapeutics, Inc.
filed 2022-08-11
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 001-39782

4D Molecular Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3506994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5858 Horton Street #455 Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 505-2680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FDMT	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2022, there were 32,382,378 shares of 4D Molecular Therapeutics, Inc.'s common stock outstanding.

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

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$113,484	$153,001
Marketable securities	127,604	94,776
Accounts receivable	—	47
Prepaid expenses and other current assets (includes $0 and $285 at June 30, 2022 and December 31, 2021, respectively, attributable to related parties)	5,435	8,456
Total current assets	246,523	256,280
Marketable securities, long-term	20,532	67,652
Property and equipment, net	21,097	14,391
Operating lease right-of-use assets, net	13,821	14,562
Other assets	963	602
Total assets	$302,936	$353,487
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,316	$4,764
Accrued and other current liabilities	6,163	7,744
Deferred revenue	2,256	2,599
Operating lease liabilities, current portion	2,596	1,231
Total current liabilities	14,331	16,338
Deferred revenue, net of current portion	1,452	2,491
Derivative liability	222	214
Operating lease liabilities, long-term portion	14,402	15,217
Other liabilities	12	120
Total liabilities	30,419	34,380
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 300,000,000 shares authorized at June 30, 2022 and December 31, 2021; 32,376,878 and 32,224,524 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in-capital	535,761	526,523
Accumulated other comprehensive loss	(1,827)	(423)
Accumulated deficit	(261,420)	(206,996)
Total stockholders’ equity	272,517	319,107
Total liabilities and stockholders’ equity	$302,936	$353,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Collaboration and license revenue	$162	$14,580	$1,382	$16,580
Total revenue	162	14,580	1,382	16,580
Operating expenses:
Research and development (includes $0 and $262 for the three months ended June 30, 2022 and 2021, respectively, and $134 and $410 for the six months ended June 30, 2022 and 2021, respectively, attributable to related parties)	20,422	15,223	39,819	27,992
General and administrative	8,166	6,953	16,381	12,496
Total operating expenses	28,588	22,176	56,200	40,488
Loss from operations	(28,426)	(7,596)	(54,818)	(23,908)
Other income (expense):
Interest income	340	7	440	14
Other expense, net	—	—	(46)	(101)
Total other income (expense), net	340	7	394	(87)
Net loss	$(28,086)	$(7,589)	$(54,424)	$(23,995)
Net loss per share, basic and diluted	$(0.87)	$(0.28)	$(1.69)	$(0.90)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	32,324,392	26,739,149	32,263,015	26,715,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(28,086)	$(7,589)	$(54,424)	$(23,995)
Other comprehensive loss:
Net unrealized loss on marketable securities	(406)	—	(1,404)	—
Total comprehensive loss	$(28,492)	$(7,589)	$(55,828)	$(23,995)

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	32,224,524	$3	$526,523	$(423)	$(206,996)	$319,107
Issuance of common stock upon exercise of stock options	39,541	—	330	—	—	330
Stock-based compensation expense	—	—	3,933	—	—	3,933
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(998)	—	(998)
Net loss	—	—	—	—	(26,338)	(26,338)
Balances at March 31, 2022	32,264,065	$3	$530,808	$(1,421)	$(233,334)	$296,056
Issuance of common stock upon exercise of stock options	51,261	—	138	—	—	138
Stock-based compensation expense	—	—	4,322	—	—	4,322
Issuance of common stock - 2020 ESPP	61,552	—	471	—	—	471
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(406)	—	(406)
Net loss	—	—	—	—	(28,086)	(28,086)
Balances at June 30, 2022	32,376,878	$3	$535,761	$(1,827)	$(261,420)	$272,517

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	26,681,983	$3	$392,063	$—	$(135,679)	$256,387
Issuance of common stock upon exercise of stock options	12,396	—	99	—	—	99
Stock-based compensation expense	—	—	2,329	—	—	2,329
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net loss	—	—	—	—	(16,406)	(16,406)
Balances at March 31, 2021	26,694,379	$3	$394,513	—	$(152,085)	$242,431
Issuance of common stock upon exercise of stock options and warrants	197,478	—	820	—	—	820
Stock-based compensation expense	—	—	3,816	—	—	3,816
Issuance of common stock warrant	—	—	1,146	—	—	1,146
Vesting of common stock warrants	—	—	22	—	—	22
Net loss	—	—	—	—	(7,589)	(7,589)
Balances at June 30, 2021	26,891,857	$3	$400,317	—	$(159,674)	$240,646

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(54,424)	$(23,995)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,255	6,145
Vesting of common stock warrants	44	44
Change in fair value of derivative liability	8	85
Depreciation and amortization	872	753
Amortization of right-of-use assets	741	737
Net amortization (accretion) of premium (discount) on marketable securities	1,051	—
Changes in operating assets and liabilities
Accounts receivable	47	268
Prepaid expenses and other current assets	2,660	653
Accounts payable	(1,454)	(172)
Accrued and other liabilities	(422)	(904)
Deferred revenue	(1,382)	(14,454)
Operating lease liabilities	550	(737)
Net cash used in operating activities	(43,454)	(31,577)
Cash flows from investing activities
Purchases of marketable securities	(65,879)	—
Maturities of marketable securities	77,716	—
Acquisition of property and equipment	(8,479)	(1,379)
Net cash provided by (used in) investing activities	3,358	(1,379)
Cash flows from financing activities
Payment of offering costs	(360)	(946)
Proceeds from the exercise of stock options and warrants	939	919
Net cash provided by (used in) financing activities	579	(27)
Net decrease in cash and cash equivalents	(39,517)	(32,983)
Cash and cash equivalents, beginning of period	153,001	276,726
Cash and cash equivalents, end of period	$113,484	$243,743
Supplemental disclosures of noncash investing and financing information
Decrease in right-of-use assets due to reduction in operating lease liabilities upon modification	$—	$(478)
Issuance of common stock warrant to settle liability	$—	$1,146
Purchases of property and equipment in accounts payable and accrued and other liabilities	$1,298	$347

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $261.4 million as of June 30, 2022. The Company believes that its cash and cash equivalents and marketable securities as of June 30, 2022 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these unaudited condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Our condensed balance sheet for the year ended December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

The accompanying financial information for the three and six months ended June 30, 2022 and 2021 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2022 and December 31, 2021 and its results of operations and cash flows for the six months ended June 30, 2022 and 2021. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Use of Estimates and Judgements

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates include the determination of useful lives for property and equipment, the contract term, transaction price and costs of collaboration agreements, as well as estimates of the fair value of common stock (prior to the IPO), stock options, derivative instrument and income tax uncertainties. Actual results could differ from those estimates.

Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2022. While there was not a material impact to the Company's unaudited condensed financial statements as of June 30, 2022, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to the unaudited condensed financial statements in future reporting periods.

Segment Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a company-wide basis for purposes of allocating resources and assessing financial performance.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company’s cash is held at two financial institutions in the United States of America. The Company’s cash equivalents are invested in money market funds. The Company also invests in U.S. Treasuries, U.S. Government sponsored agency, commercial paper and corporate bonds. The Company has not experienced any losses on its deposits of cash and cash equivalents. Such deposits may, at times, exceed federally insured limits.

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	*	98%	*	96%
Customer B	99%	*	98%	*
Total	99%	98%	98%	96%

* Less than 10%

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total accounts receivable are as follows:

	June 30, 2022	December 31, 2021
Customer A	0%	100%
Total	0%	100%

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Netherlands	$160	$267	$1,352	$659
Switzerland	—	14,297	—	15,902
United States	2	16	30	19
Total revenue	$162	$14,580	$1,382	$16,580

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds.

Marketable Securities

Marketable securities consist of commercial paper, corporate bonds, U.S. Treasuries and U.S. Government sponsored agency and are included in current and noncurrent assets. The Company classifies its marketable securities as available-for-sale and carries them at fair value on its condensed balance sheet. Fair value is estimated using independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses on the marketable securities are reported as a component of stockholders' equity in accumulated other comprehensive loss. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the condensed statements of operations. Realized gains and losses are included in interest income on the condensed statements of operations.

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

Leases

On December 31, 2021, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), ("ASC 842") using the alternative modified transition method effective as of January 1, 2021. As a result, the Company has retrospectively changed its previously issued unaudited condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 as presented within the Company's June 30, 2021 Quarterly Report on Form 10-Q to reflect the adoption of ASC 842 on January 1, 2021. The condensed financial statements for the three and six months ended June 30, 2021 presented herein differ from the Company's condensed financial statements included in the Company's June 30, 2021 Quarterly Report on Form 10-Q as those unaudited condensed financial statements were prepared using the former accounting standard referred to as ASC Topic 840, Leases.

The impact of adoption on ASC 842 on the condensed statements of operations for the six months ended June 30, 2021 was immaterial. The following table summarizes the effect of the adoption of ASC 842 on the condensed statement of cash flows for the six months ended June 30, 2021 (in thousands):

	Pre ASC 842		After ASC 842
	Six Months Ended	ASC 842	Six Months Ended
	June 30, 2021	Adjustments	June 30, 2021
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of right-of-use assets	$—	$737	$737
Changes in operating assets and liabilities
Operating lease liabilities	—	(737)	(737)
Supplemental disclosures of noncash investing and financing information
Decrease in right-of-use assets due to reduction in operating lease liabilities upon modification	—	(478)	(478)

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

The Company's operating leases are presented in the condensed balance sheets as operating lease right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent based on the discounted lease payments to be made within the preceding twelve months.

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

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	June 30, 2022
Assets
Money market funds	$94,814	$—	$—	$94,814
Commercial paper	—	26,456	—	26,456
Corporate bonds	—	61,092	—	61,092
US Treasuries	—	58,399	—	58,399
US Government sponsored agency		2,189		2,189
Total	$94,814	$148,136	$—	$242,950
Liabilities
Derivative liability	$—	$—	$222	$222
Total	$—	$—	$222	$222

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2021
Assets
Money market funds	$36,556	$—	$—	$36,556
Commercial paper	—	37,535	—	37,535
Corporate bonds	—	94,864	—	94,864
US Treasuries	—	30,029	—	30,029
Total	$36,556	$162,428	$—	$198,984
Liabilities
Derivative liability	$—	$—	$214	$214
Total	$—	$—	$214	$214

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

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument during the six-month periods ended June 30, 2022 and 2021 (in thousands):

Derivative Liability
Balance as of December 31, 2021	$214
Change in fair value included in other income (expense), net	8
Balance as of June 30, 2022	$222

Derivative Liability
Balance as of December 31, 2020	$122
Change in fair value included in other income (expense), net	85
Balance as of June 30, 2021	$207

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
Short-term marketable securities:
Commercial paper	$21,544	$—	$(74)	$21,470
Corporate bonds	48,438	—	(703)	47,735
US Treasuries	59,076	—	(677)	58,399
Total short-term marketable securities	$129,058	$—	$(1,454)	$127,604
Long-term marketable securities:
Commercial paper	$5,098	$—	$(111)	$4,987
Corporate bonds	13,608	—	(252)	13,356
US Government sponsored agency	2,199	—	(10)	2,189
Total long-term marketable securities	$20,905	$—	$(373)	$20,532

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Short-term marketable securities:
Commercial paper	$32,471	$—	$(4)	$32,467
Corporate bonds	57,315	—	(79)	57,236
US Treasuries	5,082	—	(9)	5,073
Total short-term marketable securities	$94,868	$—	$(92)	$94,776
Long-term marketable securities:
Commercial paper	$5,089	$—	$(21)	$5,068
Corporate bonds	37,821	—	(193)	37,628
US Treasuries	25,073	—	(117)	24,956
Total long-term marketable securities	$67,983	$—	$(331)	$67,652

All marketable securities held as of June 30, 2022 and December 31, 2021 had contractual maturities of less than two years. There was an immaterial realized loss on marketable securities for the six-month period ended June 30, 2022. None of the Company's investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three and six months ended June 30, 2022.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$9,224	$5,971
Leasehold improvements	15,886	2,527
Furniture and fixtures	565	566
Office equipment	188	165
Computer equipment and software	616	421
Construction in progress	815	10,066
Total property and equipment	27,294	19,716
Less: Accumulated depreciation and amortization	(6,197)	(5,325)
Property and equipment, net	$21,097	$14,391

All property and equipment are maintained in the United States. Depreciation expense was $0.5 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Payroll and related expenses	$2,933	$3,994
Accrued clinical and preclinical study costs	1,255	407
Consulting and professional	1,227	1,573
Other accrued expenses	748	1,770
Total accrued and other current liabilities	$6,163	$7,744

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
uniQure	$160	$267	$1,352	$659
Roche	—	14,297	—	15,902
CFF	2	16	30	19
Total revenue	$162	$14,580	$1,382	$16,580

Deferred revenue is summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
uniQure	$2,309	$3,661
CFF	1,399	1,429
Total deferred revenue	$3,708	$5,090

The total amount of revenue in the six months ended June 30, 2022, which was included in deferred revenue at January 1, 2022, was $1.4 million. The total amount of revenue in the six months ended June 30, 2021, which was included in deferred revenue at January 1, 2021, was $14.0 million.

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

The incremental transaction price described in the paragraph above was recorded as deferred revenue given that the Company identified one single combined performance obligation under ASC 606, which includes the licenses to the New Variants, research services and participation in the joint steering committee (“JSC”). Revenue is recognized using the input method based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. Based on the current estimated timelines, the deferred revenue is expected to be recognized as revenue over approximately one to two years from June 30, 2022.

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

During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $0.2 million and $0.3 million under both of the Amended uniQure Agreement and the Second uniQure Agreement, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $1.4 million and $0.7 million under both of the Amended uniQure Agreement and the Second uniQure Agreement, respectively. During the six months ended June 30, 2022 the decrease in total budgeted costs for the remaining performance obligation resulted in a $1.3 million increase in revenue recognized related to the performance obligation partially satisfied prior to January 1, 2022. As of June 30, 2022 and December 31, 2021, deferred revenue relating to uniQure was $2.3 million and $3.7 million, respectively. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation was $2.5 million and $3.7 million, respectively.

CRF

In November 2015, the Company entered into a research funding and collaboration agreement (the “CRF Agreement”) with the Choroideremia Research Foundation (“CRF”), a non-profit organization dedicated to finding a cure for choroideremia, a rare inherited disorder that causes progressive vision loss, ultimately leading to complete blindness. The goal of the CRF Agreement is for CRF to contribute funding to help with the advancement of the Company’s choroideremia research program. The Company is responsible for all decision making and execution of any and all of the related activities to be completed in its sole discretion. The initial term of the CRF Research Plan is two years. The agreement includes contribution by the Company to CRF of up to $2.5 million upon certain development or approval milestones. The overall arrangement has automatic extensions of up to three additional years. As of June 30, 2022, no milestones have been achieved.

Revenue was fully recognized for this agreement in the year ended December 31, 2017. There was no deferred revenue relating to the CRF Agreement as of June 30, 2022 and December 31, 2021. No amount was due from or to CRF under the CRF Agreement as of June 30, 2022 and 2021.

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

Pursuant to the 2017 Roche Agreement, the Company received a non-refundable upfront payment of $21.0 million as consideration. In addition, the Company was entitled to contingent payments including (i) $1.0 million for each Roche nominated product beyond the first three, (ii) up to $30.0 million upon exercise of the option to convert a product the Company nominated and developed prior to pivotal clinical studies, (iii) development milestone payments of up to $223.0 million, of which $86.0 million related to choroideremia and the rest related to other licensed products; and (iv) sales-based milestones of up to $123.0 million in connection with licensed products. Through June 30, 2022, the Company received $10.0 million for development milestone payments that are non-refundable. The 2017 Roche Agreement also included provisions that entitled the Company to receive royalty payments ranging from the mid-single digits to the mid-teens for the net sales of the licensed products, in each case subject to the reductions in accordance with the terms of the agreement.

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

As a result of the termination of the 2017 Roche Agreement, an adjustment of $8.5 million was made to the transaction price for the six months ended June 30, 2021. During the three and six months ended June 30, 2021, the Company recognized revenue of $14.3 million and $15.9 million, respectively. The Company did not recognize any revenue under the 2017 Roche Agreement during the three and six months ended June 2022. As of June 30, 2022 and December 31, 2021, there was no deferred revenue and no accounts receivable from Roche relating to the 2017 Roche Agreement. As of December 31, 2021, the Company had no remaining performance obligation under the 2017 Roche Agreement.

CFF

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The agreement was subsequently amended in September 2017, August 2018 and February 2021 (all four agreements are collectively referred to as the “CFF Agreement”). The total amount of the award under the CFF Agreement is $3.5 million. As of June 30, 2022 and December 31, 2021, the Company achieved milestones totaling $1.8 million, under the CFF Agreement. The remaining award amount will be paid by CFF based on the achievement of certain development milestones by the Company.

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

Revenue recognized during the three and six months ended June 30, 2022 and 2021 was immaterial. As of June 30, 2022 and December 31, 2021, deferred revenue relating to the CFF Agreement was $1.4 million. There were no accounts receivable from CFF under the CFF Agreement as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.4 million. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next two to four years as the Company performs research services through the completion of IND-enabling studies.

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

During each of the three and six months ended June 30, 2022 and 2021, the Company incurred immaterial expenses under the provisions of the outstanding license arrangements.

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

The 5980 Horton Street Building Lease is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of June 30, 2022, the operating lease right-of-use asset and operating lease liability were $1.7 million and $2.1 million, respectively. As of December 31, 2021, the operating lease right-of-use asset and operating lease liability were $1.9 million and $2.3 million, respectively. The discount rate used to determine the lease liability was 7.5%.

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

In May 2019, the Company amended the second lease agreement executed in October 2018 to add additional office, manufacturing and laboratory space (the “Expansion”). The amendment extended the term of the lease to December 31, 2029. The Company did not have to pay rent until December 2019. The lease agreement also included a tenant improvement allowance, which was increased to $2.3 million in February 2021 pursuant to a second amendment to the second lease agreement. As of June 30, 2022 the Company has received $1.9 million of this tenant improvement allowance. The tenant improvement allowance funds improvements to the additional office, manufacturing and laboratory space, which the Company has determined to be lessee owned. The allowance is treated as a reduction of lease payments used to measure the lease liability.

The 5858 Horton Street Building Lease and Expansion are considered operating leases under ASC 842 as they do not meet the criteria of a finance lease. As of June 30, 2022, the operating lease right-of-use asset and operating lease liability were $12.1 million and $14.9 million, respectively. As of December 31, 2021, the operating lease right-of-use asset and operating lease liability were $12.6 million and $14.2 million, respectively. The discount rate used to determine the lease liability was 7.8%.

Neither of the leases include a general option for the Company to terminate the leases.

The following table summarizes the components of lease expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$697	$697	$1,393	$1,237
Variable lease cost	246	241	557	476
Total	$943	$938	$1,950	$1,713

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

The following table summarizes supplemental information related to operating leases:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years):	7.1	7.6
Weighted-average discount rate:	7.8%	7.8%

The following table summarizes the maturities of lease liabilities as of June 30, 2022 (in thousands):

2022 (remaining six months)	$1,119
2023	3,058
2024	3,149
2025	3,244
2026	3,135
Thereafter	8,688
Total future minimum lease payments	22,393
Less: Amount representing interest	(5,395)
Present value of future minimum lease payments	16,998
Less: Current portion of operating lease liabilities	2,596
Long-term portion of operating lease liabilities	$14,402

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

There are no material legal proceedings outstanding at June 30, 2022. See Note 12 for details of a settlement with a former employee in April 2021.

10. Common Stock

As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

As of June 30, 2022 and December 31, 2021, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30, 2022	December 31, 2021
Issuance of common stock under the 2020 Equity Incentive Award Plan	3,070,925	2,690,097
Issuance of common stock under the Employee Stock Purchase Plan	462,195	498,747
Exercise of options issued and outstanding	5,020,870	3,881,274
Exercise of common stock warrants	53,669	53,669
Total common stock reserved for future issuance	8,607,659	7,123,787

11. Stock-based Compensation

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company's common stock may be issued upon the exercise of incentive stock options. In 2022, an additional 1,611,226 shares of the Company's common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of June 30, 2022 there were 2,902,219 shares available for grant under the 2020 Plan.

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

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of June 30, 2022, options to purchase 2,371,439 shares of the Company's common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the Company's board of directors. If an individual owns stock representing more than 10% of the Company’s outstanding shares, the exercise price of each share shall be at least 110% of the fair market value on the date of grant.

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

Stock Options

The following table summarizes the stock options activity for the six months ended June 30, 2022:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options
Balances at December 31, 2021	2,690,097	3,881,274
Options authorized	1,611,226	—
Options granted	(1,497,137)	1,497,137
Options exercised	—	(90,802)
Options expired	55,438	(55,438)
Options forfeited	211,301	(211,301)
Balances at June 30, 2022	3,070,925	5,020,870
Options exercisable at June 30, 2022		2,012,208
Options vested and expected to vest at June 30, 2022		5,020,870

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term	5.9 - 6.1 years	5.8 - 6.1 years	5.9 - 6.1 years	5.8 - 6.3 years
Expected volatility	80.6% - 81.3%	82.8% - 84.3%	80.0% - 81.3%	82.8% - 84.3%
Risk-free interest rate	2.7% - 3.6%	1.0% - 1.1%	1.5% - 3.6%	0.6% - 1.1%
Expected dividend yield	—%	—%	—%	—%

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,343	$1,895	$4,493	$3,008
General and administrative	1,979	1,921	3,762	3,137
Total stock-based compensation expense	$4,322	$3,816	$8,255	$6,145

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

There was no material expense related to the above warrant shares during the three and six months ended June 30, 2022 and 2021.

13. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(28,086)	$(7,589)	$(54,424)	$(23,995)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	32,324,392	26,739,149	32,263,015	26,715,014
Net loss per share, basic and diluted	$(0.87)	$(0.28)	$(1.69)	$(0.90)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2022	2021
Options issued and outstanding	5,020,870	4,238,519
ESPP shares expected to be issued	—	111,589
Common stock warrants	53,669	98,669
Total	5,074,539	4,448,777

14. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability, and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of $0.0 million to $10.6 million at June 30, 2022 and December 31, 2021), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at June 30, 2022 and December 31, 2021) and the discount rate (15.0% and 14.0% at June 30, 2022 and December 31, 2021, respectively). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.2 million as of June 30, 2022 and December 31, 2021.

15. Related Party Transactions

During the three months and six months ended June 30, 2021, the Company paid $31,000 and $63,000, respectively, to David Schaffer, Ph.D., a co-founder, and former director and Chief Scientific Advisor of the Company for consulting services while Dr. Schaffer was a director. The Company made no payments to Dr. Schaffer during the three and six months ended June 30, 2022. In April 2019, the Company entered into two sponsored research agreements (“SRAs”) with the UC Regents to conduct research in a research facility on the U.C. Berkeley campus, under the direction of Dr. Schaffer. The SRAs have a three year term ending in May 2022. Under the SRAs, the Company has an option to license (on a royalty-bearing basis) all intellectual property generated under the SRAs. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company can terminate the SRAs for convenience and without cause with 60 days’ notice. The total amount the Company is committed to pay to the UC Regents under the SRAs is $1.5 million, which was fully paid as of June 30, 2022. In March 2021, the Company entered into another sponsored research agreement with the UC Regents to conduct research in laboratories on the U.C. Berkeley campus that are under the direction of Dr. Schaffer and another U.C. Berkeley professor covering investigations into how machine learning approaches may enhance AAV capsid engineering (the “Machine Learning SRA”). Pursuant to the Machine Learning SRA, the Company committed to pay the UC Regents a total of $1.4 million, of which $0.4 million was paid as of June 30, 2022. The Machine Learning SRA has a three-year term ending in 2024. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company can terminate the SRAs for convenience and without cause with 60 days’ notice. While the Machine Learning SRA is between the Company and the UC Regents, the payments under the SRA will be used to fund the lab under the direction of Dr. Schaffer. As of June 30, 2022 and December 31, 2021, accounts payable related to the SRAs and Machine Learning SRA was $0.0 million. The Machine Learning SRA was terminated by the Company in March 2022. As of February 2022, the SRAs ceased to be related party transactions upon the resignation of Dr. Schaffer from the board of directors of the Company.

16. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company recorded contribution expenses of $0.5 million and $0.3 million, respectively.

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

In November 2021, we completed our second underwritten public offering (the "Follow-on Offering") in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share pursuant to an effective Registration Statement on Form S-1. The net proceeds from the Follow-on Offering were $111.1 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $261.6 million.

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

Our net losses were $28.1 million and $7.6 million for the three months ended June 30, 2022 and 2021, respectively, and $54.4 million and $24.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $261.4 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities, and due to other factors such as increased inflation.

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

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future. The primary driver for revenue consists of revenue recognized under the agreement with uniQure. In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue for the year ended December 31, 2019. We recognized revenue of $0.2 million and $1.4 million related to this collaboration agreement during the three and six months ended June 30, 2022, respectively. See Note 7 to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this transaction.

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

At this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, and incur expenses associated with hiring additional personnel to support our research and development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. See the section titled “Risk Factors” for additional risks regarding regulatory development and approval.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$162	$14,580	$(14,418)	(99)%
Operating Expenses:
Research and development	20,422	15,223	5,199	34%
General and administrative	8,166	6,953	1,213	17%
Total operating expenses	28,588	22,176	6,412	29%
Loss from operations	(28,426)	(7,596)	(20,830)	274%
Other Income (Expense), Net	340	7	333	4757%
Net loss	$(28,086)	$(7,589)	$(20,497)	270%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$1,382	$16,580	$(15,198)	(92)%
Operating Expenses:
Research and development	39,819	27,992	11,827	42%
General and administrative	16,381	12,496	3,885	31%
Total operating expenses	56,200	40,488	15,712	39%
Loss from operations	(54,818)	(23,908)	(30,910)	129%
Other Income (Expense), Net	394	(87)	481	(553)%
Net loss	$(54,424)	$(23,995)	$(30,429)	127%

Revenue

Revenue decreased $14.4 million, or 99%, from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily due to a $14.3 million decrease in revenue recognized under our collaboration and license agreement with Roche. The license agreement was terminated in September 2021, and no revenue from Roche was recognized in 2022.

Revenue decreased $15.2 million, or 92%, from the six months ended June 30, 2021 to the six months ended June 30, 2022 due to a $15.9 million decrease in revenue recognized under our collaboration and license agreement with Roche, which was terminated in September 2021, offset by an increase in revenue recognized under the uniQure Agreement of $0.7 million.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Research and development trials and consumables expenses	$8,733	$6,755	$1,978	29%
Payroll and personnel expenses	8,795	6,180	2,615	42%
Facilities and other research and development expenses	2,894	2,288	606	26%
Total research and development expenses	$20,422	$15,223	$5,199	34%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Research and development trials and consumables expenses	$16,030	$12,764	$3,266	26%
Payroll and personnel expenses	18,554	11,282	7,272	64%
Facilities and other research and development expenses	5,235	3,946	1,289	33%
Total research and development expenses	$39,819	$27,992	$11,827	42%

Research and development expenses increased $5.2 million, or 34%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase was primarily due to a $2.6 million increase in payroll and personnel expenses (including a $0.5 million increase in employee stock-based compensation) due to increased headcount of research and development personnel, and a $2.0 million increase in clinical trials and consumables costs driven by the progression of two additional clinical Phase 1/2 trials for 4-D-150 and 4D-710.

Research and development expenses increased $11.8 million, or 42%, from the six months ended June 30, 2021 to the six months ended June 30, 2022. The increase was primarily due to a $7.3 million increase in payroll and personnel expenses (including a $1.5 million increase in employee stock-based compensation) due to increased headcount of research and development personnel, and a $3.3 million increase in clinical trials and consumables costs driven by the progression of two additional clinical Phase 1/2 trials for 4-D-150 and 4D-710.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 17%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase was primarily due to a $0.7 million increase for payroll and personnel expenses (including a $0.2 million increase in employee stock-based compensation) due to increased headcount of general and administrative personnel.

General and administrative expenses increased $3.9 million, or 31%, from the six months ended June 30, 2021 to the six months ended June 30, 2022. The increase was primarily due to a $2.9 million increase for payroll and personnel expenses (including a $0.9 million increase in employee stock-based compensation) due to increased headcount of general and administrative personnel, and a $1.0 million increase in other costs, including consulting and other outside service costs.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of our equity securities, including from the sale of our common stock in our IPO and Follow-on Offering and the sale of our redeemable preferred stock prior to our IPO and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In December 2020, we completed our IPO and we issued and sold 9,660,000 shares of common stock at an offering price of $23.00 per share. The aggregate net proceeds from our IPO were $204.7 million after deducting underwriting discounts and commissions and other offering costs.

In November 2021, we completed our Follow-on Offering in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share. The aggregate net proceeds from the Follow-on Offering were $111.1 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $261.6 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $261.4 million as of June 30, 2022. Our transition to profitability is primarily dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

We expect that our research and development and general and administrative expenses will continue to increase for the foreseeable future. Additionally, we expect our capital expenditures will increase significantly in the future for costs associated with building commercial manufacturing capacity. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements.

Because of the numerous risks and uncertainties associated with the development and commercialization of gene therapy product candidates, we are unable to estimate the amount of increased capital we will need to raise to support our operations and the outlays and operating expenditures necessary to complete the development of our product candidates and build commercial manufacturing capacity, and we may use our available capital resources sooner than we currently expect.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(43,454)	$(31,577)
Net cash provided by (used in) investing activities	3,358	(1,379)
Net cash provided by (used in) financing activities	579	(27)
Net decrease in cash and cash equivalents	$(39,517)	$(32,983)

Net Cash Used in Operating Activities

Net cash used in operating activities was $43.5 million for the six months ended June 30, 2022. This was primarily due to the net loss of $54.4 million, adjusted for noncash charges of $11.0 million. Noncash charges included $8.3 million of stock-based compensation expense, $1.1 million of amortization of the premium on marketable securities, $0.9 million of depreciation and amortization and $0.7 million for the amortization of operating lease right-of-use assets. Net changes in operating assets and liabilities included a $1.5 million decrease in accounts payable and a $1.4 million decrease in deferred revenue which were partially offset by a $2.7 million decrease in prepaid expenses and other current assets.

Net cash used in operating activities was $31.6 million for the six months ended June 30, 2021. This was primarily due to the net loss of $24.0 million, adjusted for noncash charges of $7.8 million and net changes in operating assets and liabilities of $15.3 million. Noncash charges included $6.1 million of stock-based compensation and $0.8 million of depreciation and amortization. Net changes in operating assets and liabilities included a $14.5 million decrease in deferred revenue.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $3.4 million for the six months ended June 30, 2022. This was due to purchases of marketable securities of $65.9 million and purchases of property and equipment of $8.5 million offset by $77.7 million in maturities of marketable securities.

Net cash used in investing activities was $1.4 million for six months ended June 30, 2021, all of which was used to purchase property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2022. This was due to proceeds from the exercise of stock options and warrants of $0.9 million, partially offset by payments of public offering costs of $0.4 million.

Net cash used in financing activities was approximately $0.03 million for the six months ended June 30, 2021. This was due to payments of public offering costs of $0.9 million, partially offset by $0.9 million of proceeds received from the exercise of stock options and warrants.

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

As of June 30, 2022, our principal commitments consisted of obligations under our operating leases for our headquarters. Please see Note 9, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this report for further details.

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

During the three and six months ended June 30, 2022, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022, we had cash and cash equivalents and marketable securities of $261.6 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $28.1 million and $7.6 million for the three months ended June 30, 2022 and 2021, respectively, and $54.4 million and $24.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $261.4 million.

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
•
are adversely impacted by general economic conditions, such as rising inflation and increased interest rates;
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

As of June 30, 2022, we had $261.6 million in cash and cash equivalents and marketable securities.

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

If any of these events occur, we or our collaborators may be forced to abandon our development efforts for a product candidate or candidates, which would seriously harm our business. Failure of a product candidate may occur at any stage of preclinical or clinical development, and, because our product candidates and our Therapeutic Vector Evolution platform technology are in an early stage of development, there is a relatively higher risk of failure, and we may never succeed in developing marketable products or generating product revenue.

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

From time to time, we publicly disclose top-line or preliminary data from preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, top-line or interim data and final data could seriously harm our business.

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

In addition, we rely on additional third parties to manufacture plasmids used in the manufacture of our product candidates and to perform quality testing, and reliance on these third parties entails risks to which we would not be subject if we manufactured the plasmids ourselves, including:

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

Since its enactment, there have been judicial, U.S. Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, seriously harm our business.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, we have one granted patent (U.S. patent no. 11,136,557) and four pending patent applications (U.S. patent application nos. 16/315,032, 16/486,681, 17/725,289 and 17,468,290), that were made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. U.S. patent no. 11,136,557 was made with the support of U.C. Berkeley and relates to our A101 vector. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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
•
an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our licensors' patent applications for any patent application with an effective filing date before March 16, 2013;
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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the life of a patent, and the protection it affords, are limited. Even if patents covering our product candidates, proprietary technologies and their uses are obtained, once the patent life has expired, we may be open to competition. In addition, although upon issuance in the United States a patent’s life can be extended based on certain delays caused by the USPTO and clinical development, this extension can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. If we do not have sufficient patent life to protect our product candidates, proprietary technologies and their uses, our business would be seriously harmed.

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

We currently are reliant upon licenses of certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology, including technology related to our product candidates. For example, we rely on our exclusive license agreements with U.C. Berkeley for certain rights with respect to the intellectual property covering certain compositions of matter and methods of use of certain AAV variants related to our 4D-710 product candidate. These and other licenses we may enter into in the future may not provide adequate rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. As a result, we may not be able to develop and commercialize our technology and product candidates in fields of use and territories for which we are not granted rights pursuant to such licenses.

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

As of June 30, 2022, we had 138 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the current COVID-19 pandemic or other factors such as increased inflation could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, imposes, among other things, certain standards on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the CCPA on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Utah, and Connecticut, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. These changes may lead to additional costs and increase our overall risk exposure. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data.

Failure or perceived failure to comply with the GDPR, the UK GDPR, and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, affect our compliance with contracts entered into with our partners, collaborators and other third-party payors, and could have an adverse effect on our reputation, business and financial condition.

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
•
the impact of political instability, natural disasters, war and/or events of terrorism, such as the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;

•
market conditions in the pharmaceutical and biotechnology sectors;
•
general economic, industry, and market conditions; and
•
the other factors described in this “Risk Factors” section.

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Further, the stock market in general has been highly volatile due to the COVID-19 pandemic, macroeconomic factors such as higher inflation and increased interest rates and political uncertainty in the United States. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Since the completion of our initial public offering in December 2020, the price of our common stock has been volatile, and we expect such volatility to continue. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We currently have research coverage by five financial analysts. If one or more of these analysts should drop research coverage of us or if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 61.2% of our outstanding common stock as of June 30, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. patent applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our product candidates. As a result, we may be unaware of third-party patents that may be infringed by commercialization of our product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

We have collaborated with a U.S. academic institution and may in the future collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. These institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	6/14/22	3.1

4.1	Description of Securities of the Registrant.	10-K	3/25/21	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 29, 2020, among the Registrant and the investors party thereto.	S-1/A	12/7/20	4.3

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022, has been formatted in Inline XBRL.				X

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

4D Molecular Therapeutics, Inc.

Date: August 11, 2022	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: August 11, 2022	By:	/s/ August J. Moretti
August J. Moretti
Chief Financial Officer Principal Financial and Accounting Officer