Form 10-Q
period 2022-09-30
4D Molecular Therapeutics, Inc.
filed 2022-11-08
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, there were 32,392,378 shares of 4D Molecular Therapeutics, Inc.'s common stock outstanding.

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

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$108,298	$153,001
Marketable securities	119,417	94,776
Accounts receivable	—	47
Prepaid expenses and other current assets (includes $0 and $285 at September 30, 2022 and December 31, 2021, respectively, attributable to related parties)	4,763	8,456
Total current assets	232,478	256,280
Marketable securities, long-term	11,122	67,652
Property and equipment, net	22,052	14,391
Operating lease right-of-use assets, net	13,459	14,562
Other assets	1,053	602
Total assets	$280,164	$353,487
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,480	$4,764
Accrued and other current liabilities	7,244	7,744
Deferred revenue	2,207	2,599
Operating lease liabilities, current portion	2,633	1,231
Total current liabilities	13,564	16,338
Deferred revenue, net of current portion	1,001	2,491
Derivative liability	213	214
Operating lease liabilities, long-term portion	13,919	15,217
Other liabilities	23	120
Total liabilities	28,720	34,380
Commitments and contingencies (Notes 7, 8 and 9)
Stockholders’ equity
Common stock, $0.0001 par value, 300,000,000 shares authorized at September 30, 2022 and December 31, 2021; 32,392,378 and 32,224,524 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in-capital	540,403	526,523
Accumulated other comprehensive loss	(1,851)	(423)
Accumulated deficit	(287,111)	(206,996)
Total stockholders’ equity	251,444	319,107
Total liabilities and stockholders’ equity	$280,164	$353,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Collaboration and license revenue	$500	$1,366	$1,882	$17,946
Total revenue	500	1,366	1,882	17,946
Operating expenses:
Research and development (includes $0 and $263 for the three months ended September 30, 2022 and 2021, respectively, and $134 and $672 for the nine months ended September 30, 2022 and 2021, respectively, attributable to related parties)	18,940	15,840	58,753	43,832
General and administrative	8,055	8,187	24,441	20,683
Total operating expenses	26,995	24,027	83,194	64,515
Loss from operations	(26,495)	(22,661)	(81,312)	(46,569)
Other income (expense):
Interest income	795	435	1,235	449
Other income (expense), net	9	(13)	(38)	(114)
Total other income (expense), net	804	422	1,197	335
Net loss	$(25,691)	$(22,239)	$(80,115)	$(46,234)
Net loss per share, basic and diluted	$(0.79)	$(0.82)	$(2.48)	$(1.72)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	32,385,791	27,022,380	32,305,074	26,818,595

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(25,691)	$(22,239)	$(80,115)	$(46,234)
Other comprehensive loss:
Net unrealized loss on marketable securities	(24)	(195)	(1,428)	(195)
Total comprehensive loss	$(25,715)	$(22,434)	$(81,543)	$(46,429)

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	32,224,524	$3	$526,523	$(423)	$(206,996)	$319,107
Issuance of common stock upon exercise of stock options	39,541	—	330	—	—	330
Stock-based compensation expense	—	—	3,933	—	—	3,933
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(998)	—	(998)
Net loss	—	—	—	—	(26,338)	(26,338)
Balances at March 31, 2022	32,264,065	$3	$530,808	$(1,421)	$(233,334)	$296,056
Issuance of common stock upon exercise of stock options	51,261	—	138	—	—	138
Stock-based compensation expense	—	—	4,322	—	—	4,322
Issuance of common stock - 2020 ESPP	61,552	—	471	—	—	471
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(406)	—	(406)
Net loss	—	—	—	—	(28,086)	(28,086)
Balances at June 30, 2022	32,376,878	$3	$535,761	$(1,827)	$(261,420)	$272,517
Issuance of common stock upon exercise of stock options	15,500	—	100	—	—	100
Stock-based compensation expense	—	—	4,520	—	—	4,520
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(24)	—	(24)
Net loss	—	—	—		(25,691)	(25,691)
Balances at September 30, 2022	32,392,378	$3	$540,403	$(1,851)	$(287,111)	$251,444

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	26,681,983	$3	$392,063	$—	$(135,679)	$256,387
Issuance of common stock upon exercise of stock options	12,396	—	99	—	—	99
Stock-based compensation expense	—	—	2,329	—	—	2,329
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net loss	—	—	—	—	(16,406)	(16,406)
Balances at March 31, 2021	26,694,379	$3	$394,513	—	$(152,085)	$242,431
Issuance of common stock upon exercise of stock options and warrants	197,478	—	820	—	—	820
Stock-based compensation expense	—	—	3,816	—	—	3,816
Issuance of common stock warrant	—	—	1,146	—	—	1,146
Vesting of common stock warrants	—	—	22	—	—	22
Net loss	—	—	—	—	(7,589)	(7,589)
Balances at June 30, 2021	26,891,857	$3	$400,317	—	$(159,674)	$240,646
Issuance of common stock upon exercise of stock options and warrants	273,720	—	1,977	—	—	1,977
Stock-based compensation expense	—	—	3,923	—	—	3,923
Vesting of common stock warrants	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(22,239)	(22,239)
Balances at September 30, 2021	27,165,577	$3	$406,239	$(195)	$(181,913)	$224,134

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(80,115)	$(46,234)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	12,775	10,068
Vesting of common stock warrants	66	66
Change in fair value of derivative liability	(1)	92
Depreciation and amortization	1,389	1,133
Loss on disposition of property and equipment	—	2
Amortization of right-of-use assets	1,103	1,117
Net amortization (accretion) of premium (discount) on marketable securities	1,290	—
Changes in operating assets and liabilities
Accounts receivable	47	695
Prepaid expenses and other current assets	3,693	1,177
Other assets	(451)	—
Accounts payable	(3,151)	623
Accrued and other liabilities	662	154
Deferred revenue	(1,882)	(15,074)
Operating lease liabilities	104	(1,117)
Net cash used in operating activities	(64,471)	(47,298)
Cash flows from investing activities
Purchases of marketable securities	(253,821)	(136,375)
Maturities of marketable securities	282,993	—
Acquisition of property and equipment	(10,443)	(4,014)
Net cash provided by (used in) investing activities	18,729	(140,389)
Cash flows from financing activities
Payment of offering costs	—	(946)
Proceeds from the exercise of stock options and warrants	568	2,896
Issuance of common stock - 2020 ESPP	471	—
Net cash provided by financing activities	1,039	1,950
Net decrease in cash and cash equivalents	(44,703)	(185,737)
Cash and cash equivalents, beginning of period	153,001	276,726
Cash and cash equivalents, end of period	$108,298	$90,989
Supplemental disclosures of noncash investing and financing information
Decrease in right-of-use assets due to reduction in operating lease liabilities upon modification	$—	$(478)
Issuance of common stock warrant to settle liability	$—	$1,146
Purchases of property and equipment in accounts payable and accrued and other liabilities	$297	$1,303

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $287.1 million as of September 30, 2022. The Company believes that its cash and cash equivalents and marketable securities as of September 30, 2022 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these unaudited condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

The accompanying financial information for the three and nine months ended September 30, 2022 and 2021 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2022 and December 31, 2021 and its results of operations and cash flows for the nine months ended September 30, 2022 and 2021. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2022. While there was not a material impact to the Company's unaudited condensed financial statements as of September 30, 2022, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to the unaudited condensed financial statements in future reporting periods.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	*	94%	*	96%
Customer B	99%	*	98%	*
Total	99%	94%	98%	96%

* Less than 10%

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total accounts receivable are as follows:

	September 30, 2022	December 31, 2021
Customer A	0%	100%
Total	0%	100%

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Netherlands	$497	$64	$1,849	$724
Switzerland	—	1,290	—	17,190
United States	3	12	33	32
Total revenue	$500	$1,366	$1,882	$17,946

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds.

Marketable Securities

Marketable securities consist of commercial paper, corporate bonds, U.S. Treasuries and U.S. Government sponsored agencies and are included in current and noncurrent assets. The Company classifies its marketable securities as available-for-sale and carries them at fair value on its condensed balance sheet. Fair value is estimated using independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses on the marketable securities are reported as a component of stockholders' equity in accumulated other comprehensive loss. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the condensed statements of operations. Realized gains and losses are included in interest income on the condensed statements of operations.

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

Leases

On December 31, 2021, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), ("ASC 842") using the alternative modified transition method effective as of January 1, 2021. As a result, the Company has retrospectively changed its previously issued unaudited condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 as presented within the Company's September 30, 2021 Quarterly Report on Form 10-Q to reflect the adoption of ASC 842 on January 1, 2021. The condensed financial statements for the three and nine months ended September 30, 2021 presented herein differ from the Company's condensed financial statements included in the Company's September 30, 2021 Quarterly Report on Form 10-Q as those unaudited condensed financial statements were prepared using the former accounting standard referred to as ASC Topic 840, Leases.

The impact of adoption on ASC 842 on the condensed statements of operations for the nine months ended September 30, 2021 was immaterial. The following table summarizes the effect of the adoption of ASC 842 on the condensed statement of cash flows for the nine months ended September 30, 2021 (in thousands):

	Pre ASC 842		After ASC 842
	Nine Months Ended	ASC 842	Nine Months Ended
	September 30, 2021	Adjustments	September 30, 2021
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of right-of-use assets	$—	$1,117	$1,117
Changes in operating assets and liabilities
Operating lease liabilities	—	(1,117)	(1,117)
Supplemental disclosures of noncash investing and financing information
Decrease in right-of-use assets due to reduction in operating lease liabilities upon modification	—	(478)	(478)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures and does not expect there to be a material impact.

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	September 30, 2022
Assets
Cash equivalents:
Money market funds	$87,704	$—	$—	$87,704
US treasuries	—	5,461	—	5,461
Marketable securities:
Commercial paper	—	9,860	—	9,860
Corporate bonds	—	46,862	—	46,862
US treasuries	—	71,654	—	71,654
US government sponsored agencies	—	2,163	—	2,163
Total	$87,704	$136,000	$—	$223,704
Liabilities
Derivative liability	$—	$—	$213	$213
Total	$—	$—	$213	$213

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2021
Assets
Cash equivalents:
Money market funds	$36,556	$—	$—	$36,556
Marketable securities:
Commercial paper	—	37,535	—	37,535
Corporate bonds	—	94,864	—	94,864
US treasuries	—	30,029	—	30,029
Total	$36,556	$162,428	$—	$198,984
Liabilities
Derivative liability	$—	$—	$214	$214
Total	$—	$—	$214	$214

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

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument during the nine-month periods ended September 30, 2022 and 2021 (in thousands):

Derivative Liability
Balance as of December 31, 2021	$214
Change in fair value included in other income (expense), net	(1)
Balance as of September 30, 2022	$213

Derivative Liability
Balance as of December 31, 2020	$122
Change in fair value included in other income (expense), net	92
Balance as of September 30, 2021	$214

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
Short-term marketable securities:
Commercial paper	$5,025	$—	$(55)	$4,970
Corporate bonds	41,357	—	(727)	40,630
US treasuries	72,314	4	(664)	71,654
US government sponsored agencies	2,200	—	(37)	2,163
Total short-term marketable securities	$120,896	$4	$(1,483)	$119,417
Long-term marketable securities:
Commercial paper	$5,082	$—	$(192)	$4,890
Corporate bonds	6,413	—	(181)	6,232
Total long-term marketable securities	$11,495	$—	$(373)	$11,122

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Short-term marketable securities:
Commercial paper	$32,471	$—	$(4)	$32,467
Corporate bonds	57,315	—	(79)	57,236
US treasuries	5,082	—	(9)	5,073
Total short-term marketable securities	$94,868	$—	$(92)	$94,776
Long-term marketable securities:
Commercial paper	$5,089	$—	$(21)	$5,068
Corporate bonds	37,821	—	(193)	37,628
US treasuries	25,073	—	(117)	24,956
Total long-term marketable securities	$67,983	$—	$(331)	$67,652

All marketable securities held as of September 30, 2022 and December 31, 2021 had contractual maturities of less than two years. There was an immaterial realized loss on marketable securities for the nine-month period ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, the aggregate fair value of securities held by the Company in a continuous unrealized loss position for less than twelve months was $64.6 million and $162.4 million, respectively. As of September 30, 2022 and December 31, 2021, the aggregate fair value of securities held by the Company in a continuous unrealized loss position for more than twelve months was $60.5 million and $0 million, respectively.

The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three and nine months ended September 30, 2022.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$9,952	$5,971
Leasehold improvements	16,380	2,527
Furniture and fixtures	566	566
Office equipment	240	165
Computer equipment and software	616	421
Construction in progress	1,012	10,066
Total property and equipment	28,766	19,716
Less: Accumulated depreciation and amortization	(6,714)	(5,325)
Property and equipment, net	$22,052	$14,391

All property and equipment are maintained in the United States. Depreciation expense was $0.5 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Payroll and related expenses	$4,161	$3,994
Accrued clinical and preclinical study costs	1,346	407
Consulting and professional	1,549	1,573
Other accrued expenses	188	1,770
Total accrued and other current liabilities	$7,244	$7,744

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
uniQure	$497	$64	$1,849	$724
Roche	—	1,290	—	17,190
CFF	3	12	33	32
Total revenue	$500	$1,366	$1,882	$17,946

Deferred revenue is summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
uniQure	$1,812	$3,661
CFF	1,396	1,429
Total deferred revenue	$3,208	$5,090

The total amount of revenue in the nine months ended September 30, 2022, which was included in deferred revenue at January 1, 2022, was $1.9 million. The total amount of revenue in the nine months ended September 30, 2021, which was included in deferred revenue at January 1, 2021, was $15.1 million.

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

The incremental transaction price described in the paragraph above was recorded as deferred revenue given that the Company identified one single combined performance obligation under ASC 606, which includes the licenses to the New Variants, research services and participation in the joint steering committee (“JSC”). Revenue is recognized using the input method based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. Based on the current estimated timelines, the deferred revenue is expected to be recognized as revenue over approximately one year from September 30, 2022.

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

During the three months ended September 30, 2022 and 2021, the Company recognized revenue of $0.5 million and $0.1 million under both of the Amended uniQure Agreement and the Second uniQure Agreement, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $1.8 million and $0.7 million under both of the Amended uniQure Agreement and the Second uniQure Agreement, respectively. During the nine months ended September 30, 2022 the decrease in total budgeted costs for the remaining performance obligation resulted in a $1.8 million increase in revenue recognized related to the performance obligation partially satisfied prior to January 1, 2022. As of September 30, 2022 and December 31, 2021, deferred revenue relating to uniQure was $1.8 million and $3.7 million, respectively. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.8 million and $3.7 million, respectively.

CRF

In November 2015, the Company entered into a research funding and collaboration agreement (the “CRF Agreement”) with the Choroideremia Research Foundation (“CRF”), a non-profit organization dedicated to finding a cure for choroideremia, a rare inherited disorder that causes progressive vision loss, ultimately leading to complete blindness. The goal of the CRF Agreement is for CRF to contribute funding to help with the advancement of the Company’s choroideremia research program. The Company is responsible for all decision making and execution of any and all of the related activities to be completed in its sole discretion. The initial term of the CRF Research Plan is two years. The agreement includes contribution by the Company to CRF of up to $2.5 million upon certain development or approval milestones. The overall arrangement has automatic extensions of up to three additional years. As of September 30, 2022, no milestones have been achieved.

Revenue was fully recognized for this agreement in the year ended December 31, 2017. There was no deferred revenue relating to the CRF Agreement as of September 30, 2022 and December 31, 2021. No amount was due from or to CRF under the CRF Agreement as of September 30, 2022 and December 31, 2021.

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

As a result of the termination of the 2017 Roche Agreement, an adjustment of $8.7 million was made to the transaction price for the nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company recognized revenue of $1.3 million and $17.2 million, respectively. The Company did not recognize any revenue under the 2017 Roche Agreement during the three and nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, there was no deferred revenue and no accounts receivable from Roche relating to the 2017 Roche Agreement. As of December 31, 2021, the Company had no remaining performance obligation under the 2017 Roche Agreement.

CFF

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The agreement was subsequently amended in September 2017, August 2018 and February 2021 (all four agreements are collectively referred to as the “CFF Agreement”). The total amount of the award under the CFF Agreement is $3.5 million. As of September 30, 2022 and December 31, 2021, the Company achieved milestones totaling $1.8 million, under the CFF Agreement. The remaining award amount will be paid by CFF based on the achievement of certain development milestones by the Company.

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

Revenue recognized during the three and nine months ended September 30, 2022 and 2021 was immaterial. As of September 30, 2022 and December 31, 2021, deferred revenue relating to the CFF Agreement was $1.4 million. There were no accounts receivable from CFF under the CFF Agreement as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.4 million. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next two to four years as the Company performs research services through the completion of IND-enabling studies.

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

During each of the three and nine months ended September 30, 2022 and 2021, the Company incurred immaterial expenses under the provisions of the outstanding license arrangements.

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

The 5980 Horton Street Building Lease is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of September 30, 2022, the operating lease right-of-use asset and operating lease liability were $1.7 million and $2.0 million, respectively. As of December 31, 2021, the operating lease right-of-use asset and operating lease liability were $1.9 million and $2.3 million, respectively. The discount rate used to determine the lease liability was 7.5%.

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

In May 2019, the Company amended the second lease agreement executed in October 2018 to add additional office, manufacturing and laboratory space (the “Expansion”). The amendment extended the term of the lease to December 31, 2029. The Company did not have to pay rent until December 2019. The lease agreement also included a tenant improvement allowance, which was increased to $2.3 million in February

2021 pursuant to a second amendment to the second lease agreement. As of September 30, 2022 the Company has received $1.9 million of this tenant improvement allowance. The tenant improvement allowance funds improvements to the additional office, manufacturing and laboratory space, which the Company has determined to be lessee owned. The allowance is treated as a reduction of lease payments used to measure the lease liability.

The 5858 Horton Street Building Lease and Expansion are considered operating leases under ASC 842 as they do not meet the criteria of a finance lease. As of September 30, 2022, the operating lease right-of-use asset and operating lease liability were $11.8 million and $14.6 million, respectively. As of December 31, 2021, the operating lease right-of-use asset and operating lease liability were $12.6 million and $14.2 million, respectively. The discount rate used to determine the lease liability was 7.8%.

Neither of the leases include a general option for the Company to terminate the leases.

The following table summarizes the components of lease expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$697	$697	$2,090	$1,934
Variable lease cost	260	220	751	695
Total	$957	$917	$2,841	$2,629

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

The following table summarizes supplemental information related to operating leases:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years):	6.9	7.6
Weighted-average discount rate:	7.8%	7.8%

For the nine months ended September 30, 2022, cash provided for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $0.1 million. For the nine months ended September 30, 2021, cash paid for amounts included in the measurement of operating lease liabilities included in cash flows used in operating activities was $1.1 million.

The following table summarizes the maturities of lease liabilities as of September 30, 2022 (in thousands):

2022 (remaining three months)	$348
2023	3,058
2024	3,149
2025	3,244
2026	3,135
Thereafter	8,685
Total future minimum lease payments	21,619
Less: Amount representing interest	(5,067)
Present value of future minimum lease payments	16,552
Less: Current portion of operating lease liabilities	2,633
Long-term portion of operating lease liabilities	$13,919

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at September 30, 2022. See Note 12 for details of a settlement with a former employee in April 2021.

10. Common Stock

As of September 30, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

As of September 30, 2022 and December 31, 2021, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30, 2022	December 31, 2021
Issuance of common stock under the 2020 Equity Incentive Award Plan	2,040,839	2,690,097
Issuance of common stock under the Employee Stock Purchase Plan	462,195	498,747
Exercise of options issued and outstanding	6,035,456	3,881,274
Exercise of common stock warrants	53,669	53,669
Total common stock reserved for future issuance	8,592,159	7,123,787

11. Stock-based Compensation

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding

(on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company's common stock may be issued upon the exercise of incentive stock options. In 2022, an additional 1,611,226 shares of the Company's common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of September 30, 2022 there were 1,859,923 shares available for grant under the 2020 Plan.

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

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of September 30, 2022, options to purchase 2,343,729 shares of the Company's common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the Company's board of directors. If an individual owns stock representing more than 10% of the Company’s outstanding shares, the exercise price of each share shall be at least 110% of the fair market value on the date of grant.

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

Stock Options

The following table summarizes the stock options activity for the nine months ended September 30, 2022:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options
Balances at December 31, 2021	2,690,097	3,881,274
Options authorized	1,611,226	—
Options granted	(2,641,637)	2,641,637
Options exercised	—	(106,302)
Options expired	82,627	(82,627)
Options forfeited	298,526	(298,526)
Balances at September 30, 2022	2,040,839	6,035,456
Options exercisable at September 30, 2022		2,280,409
Options vested and expected to vest at September 30, 2022		6,035,456

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term	5.9 - 6.1 years	6.0 - 6.1 years	5.9 - 6.1 years	5.8 - 6.3 years
Expected volatility	81.3% - 81.9%	80.4% - 82.8%	80.0% - 81.9%	80.4% - 84.3%
Risk-free interest rate	2.9% - 3.9%	0.8% - 1.1%	1.5% - 3.9%	0.6% - 1.1%
Expected dividend yield	—%	—%	—%	—%

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,438	$1,893	$6,931	$4,901
General and administrative	2,082	2,030	5,844	5,167
Total stock-based compensation expense	$4,520	$3,923	$12,775	$10,068

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

There was no material expense related to the above warrant shares during the three and nine months ended September 30, 2022 and 2021.

13. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(25,691)	$(22,239)	$(80,115)	$(46,234)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	32,385,791	27,022,380	32,305,074	26,818,595
Net loss per share, basic and diluted	$(0.79)	$(0.82)	$(2.48)	$(1.72)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2022	2021
Options issued and outstanding	6,035,456	4,082,539
ESPP shares expected to be issued	—	97,155
Common stock warrants	53,669	98,669
Total	6,089,125	4,278,363

14. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability, and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of $0.0 million to $10.6 million at September 30, 2022 and December 31, 2021), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at September 30, 2022 and December 31, 2021) and the discount rate (15.0% and 14.0% at September 30, 2022 and December 31, 2021, respectively). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.2 million as of September 30, 2022 and December 31, 2021.

15. Related Party Transactions

During the three months and nine months ended September 30, 2021, the Company paid $21,000 and $64,000, respectively, to David Schaffer, Ph.D., a co-founder, and former director and Chief Scientific Advisor of the Company for consulting services while Dr. Schaffer was a director. The Company made no payments to Dr. Schaffer during the three and nine months ended September 30, 2022 other than fees earned in his capacity as a member of our Board of Directors. In April 2019, the Company entered into two sponsored research agreements (“SRAs”) with the UC Regents to conduct research in a research facility on the U.C. Berkeley campus, under the direction of Dr. Schaffer. The SRAs had a three year term that ended in May 2022. Under the SRAs, the Company had an option to license (on a royalty-bearing basis) all intellectual property generated under the SRAs. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company could terminate the SRAs for convenience and without cause with 60 days’ notice. The total amount the Company is committed to pay to the UC Regents under the SRAs is $1.5 million, which was fully paid as of September 30, 2022. In March 2021, the Company entered into another sponsored research agreement with the UC Regents to conduct research in laboratories on the U.C. Berkeley campus that are under the direction of Dr. Schaffer and another U.C. Berkeley professor covering investigations into how machine learning approaches may enhance AAV capsid engineering (the “Machine Learning SRA”). Pursuant to the Machine Learning SRA, the Company committed to pay the UC Regents a total of $1.4 million, of which $0.4 million was paid as of September 30, 2022. The Machine Learning SRA has a three-year term ending in 2024. Any patent prosecution costs incurred under the SRAs will also be borne by the Company. The Company can terminate the SRAs for convenience and without cause with 60 days’ notice. While the Machine Learning SRA is between the Company and the UC Regents, the payments under the SRA will be used to fund the lab under the direction of Dr. Schaffer. As of September 30, 2022 and December 31, 2021, accounts payable related to the SRAs and Machine Learning SRA was $0.0 million. The Machine Learning SRA was terminated by the Company in March 2022. As of February 2022, the SRAs ceased to be related party transactions upon the resignation of Dr. Schaffer from the board of directors of the Company.

16. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, the Company recorded contribution expenses of $0.7 million and $0.4 million, respectively.

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

Overview

We are a clinical-stage gene therapy company pioneering the development of product candidates using our targeted and evolved AAV vectors. We seek to unlock the full potential of gene therapy using our platform, Therapeutic Vector Evolution, which combines the power of directed evolution with our approximately one billion synthetic capsid sequences to invent evolved vectors for use in targeted gene therapy products. Our targeted and evolved vectors are invented with the goal of being delivered through clinically routine, well-tolerated and minimally invasive routes of administration, of transducing diseased cells in target tissues efficiently, of having reduced immunogenicity and, where relevant, of having resistance to pre-existing antibodies. We believe these key design features will help us to potentially create targeted gene therapy product candidates with improved therapeutic profiles and address a broad range of diseases from rare to large patient populations, including those that other gene therapies are unable to address. Each of our product candidates is created with our targeted and evolved AAV vectors. Our platform is designed to be modular, in that an evolved vector invented for a given set of diseases can be equipped with different transgene payloads to treat other diseases affecting the same tissue types. We believe this modularity will help inform the clinical development of subsequent product candidates using the same vector.

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

In November 2021, we completed our second underwritten public offering (the "Follow-on Offering") in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share pursuant to an effective Registration Statement on Form S-1. The net proceeds from the Follow-on Offering were $111.1 million after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $238.8 million.

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

Our net losses were $25.7 million and $22.2 million for the three months ended September 30, 2022 and 2021, respectively, and $80.1 million and $46.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $287.1 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities, and due to other factors such as increased inflation.

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

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future. The primary driver for revenue consists of revenue recognized under the agreement with uniQure. In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue for the year ended December 31, 2019. We recognized revenue of $0.5 million and $1.8 million related to this collaboration agreement during the three and nine months ended September 30, 2022, respectively. See Note 7 to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this transaction.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$500	$1,366	$(866)	(63)%
Operating expenses:
Research and development	18,940	15,840	3,100	20%
General and administrative	8,055	8,187	(132)	(2)%
Total operating expenses	26,995	24,027	2,968	12%
Loss from operations	(26,495)	(22,661)	(3,834)	17%
Other income (expense), net	804	422	382	91%
Net loss	$(25,691)	$(22,239)	$(3,452)	16%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$1,882	$17,946	$(16,064)	(90)%
Operating expenses:
Research and development	58,753	43,832	14,921	34%
General and administrative	24,441	20,683	3,758	18%
Total operating expenses	83,194	64,515	18,679	29%
Loss from operations	(81,312)	(46,569)	(34,743)	75%
Other income (expense), net	1,197	335	862	257%
Net loss	$(80,115)	$(46,234)	$(33,881)	73%

Revenue

Revenue decreased $0.9 million, or 63%, from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily due to a $1.3 million decrease in revenue recognized under our collaboration and license agreement with Roche, partially offset by an increase in revenue recognized under the uniQure Agreement of $0.4 million.

Revenue decreased $16.1 million, or 90%, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 due to a $17.2 million decrease in revenue recognized under our collaboration and license agreement with Roche, partially offset by an increase in revenue recognized under the uniQure Agreement of $1.1 million. The Roche license agreement was terminated in September 2021, and no revenue from Roche was recognized in 2022.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Research and development trials and consumables expenses	$6,677	$5,957	$720	12%
Payroll and personnel expenses	9,560	7,629	1,931	25%
Facilities and other research and development expenses	2,703	2,254	449	20%
Total research and development expenses	$18,940	$15,840	$3,100	20%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Research and development trials and consumables expenses	$22,704	$18,721	$3,983	21%
Payroll and personnel expenses	28,112	18,909	9,203	49%
Facilities and other research and development expenses	7,937	6,202	1,735	28%
Total research and development expenses	$58,753	$43,832	$14,921	34%

Research and development expenses increased $3.1 million, or 20%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. The increase was primarily due to a $1.9 million increase in payroll and personnel expenses due to increased headcount of research and development personnel, a $0.7 million increase in clinical trials and consumables costs driven by the progression of two additional clinical Phase 1/2 trials for 4D-150 and 4D-710, and a $0.4 million increase in other costs, including consulting services. Included in the payroll and personnel expenses and other costs was a $0.5 million increase in stock-based compensation.

Research and development expenses increased $14.9 million, or 34%, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase was primarily due to a $9.2 million increase in payroll and personnel expenses due to increased headcount of research and development personnel, a $4.0 million increase in clinical trials and consumables costs driven by the progression of two a dditional clinical Phase 1/2 trials for 4D-150 and 4D-710, and a $1.7 million increase in other costs, including consulting services. Included in the payroll and personnel expenses and other costs was a $2.0 million increase in stock-based compensation.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million, or 2%, from the three months ended September 30, 2021 to the three months ended September 30, 2022. The decrease was primarily due to a $0.9 million decrease in employee recruiting expenses, partially offset by a $0.4 million increase in consulting services and a $0.4 million increase in salary and wages for general and administrative personnel.

General and administrative expenses increased $3.8 million, or 18%, from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase was primarily due to a $2.5 million increase for payroll and personnel expenses due to increased headcount of general and administrative personnel, and a $1.3 million increase in other costs, including consulting and other outside service costs. Included in the payroll and personnel expenses and other costs was a $0.7 million increase in stock-based compensation.

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

In November 2021, we completed our Follow-on Offering in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share. The aggregate net proceeds from the Follow-on Offering were $111.1 million after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $238.8 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $287.1 million as of September 30, 2022. Our transition to profitability is primarily dependent upon the successful development, approval and commercialization of our product candidates and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(64,471)	$(47,298)
Net cash provided by (used in) investing activities	18,729	(140,389)
Net cash provided by financing activities	1,039	1,950
Net decrease in cash and cash equivalents	$(44,703)	$(185,737)

Net Cash Used in Operating Activities

Net cash used in operating activities was $64.5 million for the nine months ended September 30, 2022. This was primarily due to the net loss of $80.1 million, adjusted for noncash charges of $16.6 million. Noncash charges included $12.8 million of stock-based compensation expense, $1.4 million of depreciation and amortization, $1.3 million of amortization of the premium on marketable securities, and $1.1 million for the amortization of operating lease right-of-use assets. Net changes in operating assets and liabilities included a $3.1 million decrease in accounts payable and a $1.9 million decrease in deferred revenue which were partially offset by a $3.7 million decrease in prepaid expenses and other current assets.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $18.7 million for the nine months ended September 30, 2022. This was due to maturities of marketable securities of $283.0 million, partially offset by purchases of marketable securities of $253.8 million and purchases of property and equipment of $10.4 million.

Net cash used in investing activities was $140.4 million for the nine months ended September 30, 2021. This was due to purchases of marketable securities of $136.4 million and purchases of property and equipment of $4.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2022. This was due to proceeds from the exercise of stock options and warrants of $0.6 million and issuance of common stock under the ESPP of $0.5 million.

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

As of September 30, 2022, our principal commitments consisted of obligations under our operating leases for our headquarters. Please see Note 9, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this report for further details.

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

During the three and nine months ended September 30, 2022, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022, we had cash and cash equivalents and marketable securities of $238.8 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 1% (100 basis points) change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $25.7 million and $22.2 million for the three months ended September 30, 2022 and 2021, respectively, and $80.1 million and $46.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $287.1 million.

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

As of September 30, 2022, we had $238.8 million in cash and cash equivalents and marketable securities.

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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, the FDA has established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and the requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.

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

Many of the conditions for which we plan to evaluate our current product candidates in clinical trials are rare genetic diseases. Accordingly, there are limited patient pools from which to draw for clinical trials. In addition to the rarity of these diseases, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a trial. We or our collaborators may not be able to initiate or continue clinical trials on a timely basis or at all for any of our product candidates if we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in the trials as required by applicable regulations or as needed to provide appropriate statistical power for a given trial. Similarly, because many of the conditions we intend to treat are rare in nature, we plan to design and conduct clinical trials utilizing a small number of patients in order to evaluate the safety and therapeutic activity of our product candidates. Conducting trials in smaller subject populations increases the risk that any safety or efficacy issues observed in only a few patients could prevent such trials from reaching statistical significance or otherwise meeting their specified endpoints, which could require us to conduct additional clinical trials, or delay or prevent our product candidates from receiving regulatory approval, which would seriously harm our business.

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

Separately, in response to the COVID-19 pandemic in March 2020, the FDA postponed most inspections of foreign and domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could seriously harm our business.

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

We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products “off-label” for indications or uses for which they do not have approval, though we may share truthful and not misleading information that is otherwise consistent with our product’s approved labeling. The holder of an approved application must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval or label restrictions.

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
•
impose restrictions on our operations, including closing our manufacturing facility or our contract manufacturers’ facilities; or
•
seize or detain products, or require a product recall.

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

We have received Fast Track designation for 4D-310 for the treatment of Fabry disease, and for 4D-125 for the treatment of patients with inherited retinal dystrophies due to defects in the RPGR gene, including XLRP, and we may seek Fast Track designation for certain future product candidates. However, we may not be able to obtain such designations, and there is no guarantee that 4D-310 or 4D-125 will experience a faster regulatory review or obtain regulatory approval.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this disease condition, the product sponsor may apply for Fast Track designation. The sponsor of a Fast Track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the

BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We have received Fast Track designation for 4D-310 for the treatment of Fabry disease, and for 4D-125 for the treatment of patients with inherited retinal dystrophies due to defects in the RPGR gene, including XLRP and we may receive Fast Track designation for other product candidates in the future; however, we may not experience a faster development, review or approval process, and receipt of the designation does not increase the likelihood that the FDA will approve 4D-310 or 4D-125 for any indication. In addition, the FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

We have received orphan drug designation for 4D-110 for the treatment of choroideremia as well as 4D-125 for the treatment of patients with inherited retinal dystrophies due to defects in the RPGR gene, including XLRP, and for 4D-310 for the treatment of Fabry disease, and we may seek orphan drug designation for certain future product candidates. However, we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

We have received orphan drug designation in the United States for 4D-110 for the treatment of choroideremia and for 4D-310 for the treatment of Fabry disease. In the European Union, we have received orphan drug designation for 4D-125 for the treatment of patients with inherited retinal dystrophies due to defects in the RPGR gene, including XLRP. Although we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. In the European Union, the EMA’s Committee for Orphan Medicinal Products (“COMP”), grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

Since its enactment, there have been judicial, U.S. Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures, if any, will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, seriously harm our business.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient assistance programs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures and could seriously harm our business.

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
•
collaborations may be terminated, and, if terminated,t may adversely affect the price of our common stock and may result in a need for additional capital to pursue further development or commercialization of the applicable current or future product candidates;
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

As of September 30, 2022, we had 140 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, imposes, among other things, certain standards on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the CCPA on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA, which will go into effect on January 1, 2023, significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Utah, and Connecticut, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. For example, in July 2020, the CJEU limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses. The European Commission has issued new SCCs that account for the CJEU's decision and we will be required to implement the new SCCs within the relevant timeframes. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK's Information Commissioner's Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation has been mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As the enforcement landscape further develops, and supervisory authorities issue further guidance on – and revised standard contractual clauses for - international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 60.0% of our outstanding common stock as of November 2, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Russia’s invasion of Ukraine in February 2022 and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations and partner contracts, and we currently do not expect the conflict to directly have a significant effect on our financial condition or results of operations. However, if the hostilities persist, escalate or expand, risks that we have identified in this Quarterly Report on Form 10-Q may be materially increased. For example, if our supply arrangements or clinical operations are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the ongoing conflict, which could adversely affect our ability to maintain or enhance our cyber security measures. These and other risks are described more fully in this “Risk Factors” section.

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022, has been formatted in Inline XBRL.				X

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

4D Molecular Therapeutics, Inc.

Date: November 8, 2022	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: November 8, 2022	By:	/s/ August J. Moretti
August J. Moretti
Chief Financial Officer Principal Financial and Accounting Officer