Form 10-K
period 2022-12-31
4D Molecular Therapeutics, Inc.
filed 2023-03-15
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2022 was $147,032,164.

The number of shares of registrant’s Common Stock outstanding as of March 8, 2023 was 33,234,357.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the success, cost and timing of our development activities, preclinical studies and clinical trials, including our clinical trials for 4D-150, 4D-710, 4D-310, 4D-125 and 4D-110;
•
the timing of Investigational New Drug Application (“IND”) enabling studies and results from such studies;
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
•
the expected potential benefits of strategic collaboration agreements, including our relationships with uniQure and Cystic Fibrosis Foundation (“CFF”), and our ability to attract collaborators with development, regulatory and commercialization expertise;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•
potential claims relating to our intellectual property and third-party intellectual property;

ii

•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biotherapeutics company harnessing the power of directed evolution for targeted genetic medicines. We seek to unlock the full potential of genetic medicines using our platform, Therapeutic Vector Evolution, which combines the power of directed evolution with our approximately one billion synthetic AAV capsid-derived sequences to invent evolved vectors for use in our products. We believe key features of our targeted and evolved vectors will help us to potentially create targeted genetic medicine product candidates with improved therapeutic profiles. These profiles will allow us to treat a broad range of large market diseases, unlike most current genetic medicines that generally focus on rare or small market diseases.

We have built a deep portfolio of genetic medicine product candidates, with five product candidates in clinical trials: 4D-150 for the treatment of wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”), 4D-710 for the treatment of cystic fibrosis lung disease (both in modulator ineligible and eligible populations), 4D-310 for the treatment of Fabry disease cardiomyopathy, 4D-125 for the treatment of X-linked retinitis pigmentosa (“XLRP”), and 4D-110 for the treatment of choroideremia. In addition, we have two product candidates in preclinical development: 4D-175 for geographic atrophy (“GA”) and 4D-725 for alpha-1 antitrypsin deficiency lung disease.

To-date, we have demonstrated clinical proof-of-concept for three proprietary and evolved vectors in three therapeutic areas, each with a different route of administration, with five products and patient populations. We believe this validates the power of our directed evolution platform for inventing superior and customized vectors compared to wildtype conventional viral vectors.

We have built a robust and efficient product design and development engine with 6 open Investigational New Drug Applications (INDs) in the U.S., 1 IND in Taiwan, and 1 Clinical Trial Approval (CTA) in Australia. We believe we are positioned to invent, develop, manufacture and, if approved, effectively commercialize targeted genetic medicines with the potential to transform the lives of patients suffering from debilitating diseases. Our business, research, development and manufacturing organizations and capabilities are fully integrated on the same campus in Emeryville, California.

Our Product Candidate Pipeline

We are developing a diverse pipeline of product candidates for both large market and rare diseases, including patient populations that other genetic medicines are unable to address. Our initial product candidates are focused on the following therapeutic areas: ophthalmology, pulmonology and cardiology. Each of our product candidates leverages a targeted and evolved vector we invented through our Therapeutic Vector Evolution platform. Our strategy has been to build a diversified product pipeline to maximize our probability of technical success, while leveraging the modularity of our vectors to create therapeutic area product portfolios efficiently from a single vector. Below is a summary of our wholly-owned product candidate pipeline:

Ophthalmology Therapeutic Area: Intravitreal Product Candidates

Our ophthalmology products treat diseases that affect the retina. Our retina product candidates, 4D-150, 4D-175, 4D-125, and 4D-110 utilize our targeted and evolved AAV vector, R100, which was invented for routine intravitreal injection to express transgene payloads across the entire surface area of the retina and in the major cell layers of the retina. Product candidates for large market ophthalmology indications such as wet AMD, diabetic macular edema, and geographic atrophy have the potential to be major value drivers for 4DMT.

Pulmonology Therapeutic Area: Aerosol Delivery Product Candidates

Our pulmonology products treat diseases that affect the lung airway cells. Our pulmonology product candidates, 4D-710 and 4D-725, utilize our customized and evolved vector, A101, which was invented for aerosol delivery to all major regions within the lung, including airways and alveoli, and penetration of the mucus barrier for transduction of lung airway cells, overcoming potential barriers such as pre-existing AAV antibodies and other inhibitory proteins within the mucus barrier. A101 was invented to enable efficient airway and alveolar cell transduction and transgene expression.

Cardiology Therapeutic Area: Intravenous Product Candidates

Our cardiology products treat diseases that affect heart muscle cells (i.e., cardiomyocytes). Our cardiology product candidate, 4D-310, utilizes our customized and evolved AAV vector, C102, which was invented for routine low dose intravenous administration and delivery to the heart, leading to transgene expression in heart muscle cells throughout the organ. For diseases involving the heart and other organs, including Fabry disease, our product candidates have the potential to be designed for transgene expression both within the heart and in other targeted tissues.

The 4DMT Therapeutic Vector Evolution Platform: One Billion Synthetic Capsid Sequences for Targeted Genetic Medicines

Genetic medicines hold tremendous promise as a transformative therapeutic class. However, the majority of genetic medicines have encountered limitations such as inflammation and toxicity, high dose requirements, limited efficacy, and neutralization by pre-existing antibodies, due in part to their utilization of conventional AAV vectors that are naturally occurring and non-targeted. Through our Therapeutic Vector Evolution Platform, we apply the principles of directed evolution to invent targeted and evolved vectors for the delivery of genes to specific tissue types to treat diseases involving those same target tissue(s). Our product candidates are designed and engineered to utilize our targeted and evolved vectors to potentially address the limitations encountered with genetic medicines utilizing conventional AAV vectors.

The first step of directed evolution involves the generation of a massively diverse library of biological variants. Leveraging a wide range of molecular biology techniques, we have developed a collection of highly diverse and distinct libraries that are comprised of approximately one billion synthetic capsid sequences. We next define a Target Vector Profile that identifies the optimal vector features for the specific tissue type(s) and related set of diseases we seek to target, with the goal of overcoming limitations encountered by conventional AAVs. We then deploy Therapeutic Vector Evolution with our capsid libraries in non-human primates (“NHPs”) and use competitive selection to identify targeted and evolved vectors from our libraries that demonstrate the strongest match to the Target Vector Profile. Subsequently, we characterize and evaluate a lead targeted and evolved vector for delivery and transgene expression through extensive studies in NHPs and human cell and organotypic tissue assays.

We believe our proprietary vectors will allow us to overcome known limitations of conventional AAV vectors, and to potentially address a broad range of diseases that affect both large and rare patient populations that cannot be addressed with conventional vectors.

Our proprietary Therapeutic Vector Evolution Platform is based on the principles of directed evolution. Directed evolution is a high-throughput platform approach that harnesses the power of evolution in order to create biologics with new and desirable characteristics.

The first step in directed evolution is to generate massive genetic diversity. Starting with the genomes of multiple proprietary AAV variant capsids, naturally occurring AAV variant capsids, and their ancestral predecessors, we employ numerous diverse molecular biology techniques to create our proprietary libraries comprising approximately one billion synthetic AAV capsid sequences. These synthetic capsid gene sequences are then used to manufacture a massive library of protein capsids, each of which contains its own genetic sequence. This “barcoding” allows us to track and quantify the biodistribution of vectors in primates over multiple rounds of selection.

Starting with our distinct libraries comprising approximately one billion synthetic capsid sequences, we conduct Therapeutic Vector Evolution, including competitive selection in primates, to identify customized and evolved vectors that fit our desired Target Vector Profile for any disease or set of diseases we want to treat. The illustration below highlights the Target Vector Profile design and subsequent selection process whereby competitive pressure is applied over a varying number of selection rounds for each program. Capsids with the best fitness for the Target Vector Profile are enriched within each round and are designated lead vectors.

Since the company’s founding in 2013, we have developed and industrialized our Therapeutic Vector Evolution Platform to invent customized and evolved vectors for use in human therapeutic products. In addition, we have developed significant experience in performing Therapeutic Vector Evolution programs in NHPs, with over 15 capsid selections completed to date. We have patent applications and issued patents covering hundreds of proprietary, unique AAV capsid vectors. We believe these proprietary customized vectors will give us significant competitive advantages to develop product candidates for a broad range of large market and rare disease patient populations, including those other genetic medicines cannot address.

Diverse Sub-Libraries of Synthetic Capsid Sequences

Each sub-library results from the application of a different genetic diversification methodology, such as variable loop mutagenesis, random peptide insertion, random point mutagenesis, DNA shuffling, and ancestral reconstruction, and is also defined by its starting material (AAV capsid gene sequences). We also apply bioinformatics, emerging technologies, experience and know-how resulting from previous discovery programs to continually improve and expand our libraries and improve our ability to invent customized and evolved vectors.

We believe the size and diversity of our proprietary synthetic capsid libraries represent a differentiating competitive advantage for us in the field of genetic medicines.

The Target Vector Profile Followed by Competitive Vector Selection

We employ a rigorous approach to inventing customized and evolved vectors based on what we consider an optimal vector and product profile, which we term the Target Vector Profile, for any disease or set of diseases affecting the same tissue(s). The Target Vector Profile includes any combination of the following: the target cell(s), the desired distribution of vector transduction within the target organ(s), the optimal route of administration for targeting the specific tissue(s), the optimal dose range, overall biodistribution, and resistance to human pooled antibodies.

We use our Therapeutic Vector Evolution Platform to select the “fittest” customized and evolved capsid that best matches our Target Vector Profile. We achieve this through serial rounds of “selection,” or discovery, in vivo in primates with each round of selection funneling down to fewer and fewer remaining synthetic capsids from the original library. This funneling process is achieved by applying selective pressures—forcing competition—among all synthetic capsid variants in the library to achieve delivery to the target cells as defined in the Target Vector Profile. Each round is performed in a primate in vivo, sometimes in the presence of human antibodies.

We believe this deliberate approach to selection in vivo in primates and in human tissues should lead to identification of customized and evolved vectors with a higher likelihood of therapeutic benefit in humans.

Vector Invention Results to Date

We have completed unique vector selection programs or “selection processes” for specific proprietary synthetic capsids with specific Target Vector Profiles. Across our clinical development and discovery portfolio, we have utilized four different routes of administration: intravitreal, aerosol, intravenous, and intrathecal. We have completed discovery programs targeting a diverse array of tissue types including various retinal cell types, heart and skeletal muscle tissues, different lung cell types, liver, brain, dorsal root ganglia, and synovial joints, resulting in hundreds of unique and proprietary customized and evolved vectors.

Characterization of Novel Vector Variant “Hits” and “Leads”

Vector hits are typically characterized by three major criteria: manufacturability, human cell and human organotypic model transduction, and delivery to tissues in NHPs by the designated route of administration. Vector hits may also be evaluated for transduction in the presence of pooled human antibodies. In order to perform characterization studies, vectors are armed with marker transgene payloads such as enhanced green fluorescent protein (“EGFP”). A lead vector is selected after evaluation of these hits.

Promoter and Transgene Design and Discovery Platforms

To complement our Therapeutic Vector Evolution Platform and modular development approach, we are generating next-generation optimized promoter elements and transgenes using a combination of directed evolution and proprietary algorithms.

Currently available promoters may lack sufficient strength of expression and/or selectivity for use in our AAV genetic medicines. In addition, for some AAV genetic medicine products, a smaller promoter region may be essential for the gene payload to fit in the AAV. Therefore, we believe there is a need for better promoters for many AAV products to enable or enhance their therapeutic benefit. We generate Target Promoter Profiles for any given product and disease target. This promoter profile includes target cell specificity and strength in order to maximize tolerability and/or biologic activity, as well as to account for any necessary size constraints. Our libraries of novel and diverse synthetic promoters have been engineered and currently comprise approximately ten million unique sequences. Our discovery platform identifies the best promoters within the libraries for a specific Target Promoter Profile.

In addition to our synthetic promoters, we are developing next-generation optimized transgenes. Our discovery platform uses a high-throughput approach, harnessing both directed evolution and rational design algorithms, to identify novel transgenes that express therapeutic proteins. For example, we have developed transgenes to express RNAi in target cells of interest for treatment of disease. These transgene-expressed RNAi molecules, or ddRNAi, are anchored by a microRNA backbone that not only enhances stability and limits off-target effects, but also has the potential to facilitate high expression within target cells and efficacy. Our technology allows us to knock down disease-causing transcripts, thus enabling a high degree of selectivity with the goal of long-term expression via an AAV-based genetic medicine (e.g., VEGF-C RNAi as expressed in 4D-150).

Our Product Candidate Pipeline

Ophthalmology Therapeutic Area

Introduction

We are developing product candidates to treat severe ophthalmologic diseases. Our customized and evolved vector, R100, is used in all three of our clinical stage and one preclinical stage ophthalmology product candidates. R100 was invented for routine intravitreal injection to express transgene payloads across the entire surface area of the retina, and in the major cell layers of the retina. We believe leveraging the ability to use the same novel vector in multiple product candidates will increase product development efficiencies, decrease development risks and inform the clinical development of subsequent product candidates using the same vector.

Large Market Ophthalmology Portfolio

4D-150 for Wet AMD and Diabetic Macular Edema

Disease Background, Unmet Medical Need, and Target Patient Population

Wet AMD is a highly prevalent disease with an estimated incidence rate of 200,000 new patients per year in the United States, according to published data. Wet AMD is a type of macular degeneration where abnormal blood vessels (choroidal neovascularization or CNV) grow into the macula, the central area of the retina. As a consequence, CNV causes swelling and edema of the retina, bleeding and scarring, which can result in visual distortion and reduced acuity. The proliferation and leakage of abnormal blood vessels is stimulated by VEGF. This process distorts and can potentially destroy central vision and may progress to blindness without treatment.

Diabetes mellitus affects approximately 400 million adults worldwide and the prevalence is expected to increase by approximately 45% in the next decade. Diabetic eye disease is a leading cause of vision loss and blindness in working-age adults and occurs due to the development of diabetic macular edema (“DME”; swelling and edema in the central retina). DME is a highly prevalent disease with significant unmet medical need. It is estimated that there are approximately one million individuals with DME in the United States according to published data. DME is characterized by swelling in the macula due to leakage from blood vessels. This can lead to blurred vision.

The current treatment paradigm for wet AMD and DME is intravitreal injection of patients with anti-VEGF proteins that inhibit blood vessel leakage and proliferation of new blood vessels, reducing edema and bleeding risk, and allowing in many instances some visual acuity to be recovered. Most anti-VEGF therapies require repeated and burdensome intravitreal injections in the office every few weeks to every few months to obtain full efficacy. When patients miss doses, they may experience vision decline due to undertreatment. Based on current clinical experience, after several years of treatment, the early vision gains are frequently lost, and visual acuity declines may result at least in part from poor patient compliance and undertreatment.

We believe these major retinal diseases are ideal candidate applications for genetic medicines. There are multiple products on the market that validate the anti-VEGF therapeutic approach, and emerging randomized clinical trial data suggest that inhibiting additional molecular targets can extend the efficacy and durability of anti-VEGF alone. Delivering intravitreal therapies to the eye is routine, and there is an advantage for a single dose genetic medicine that can provide long-term efficacy in patients for whom compliance, or treatment resistance, is a problem.

Our Solution

4D-150 is a dual-transgene, intravitreal genetic medicine, designed to inhibit four distinct angiogenic factors to prevent angiogenesis and reduce vascular permeability, for the treatment of angiogenic diseases of the retina. These angiogenic diseases of the retina, including wet AMD and DME, represent therapeutic markets of over $12.3 billion in annual global sales.

4D-150is engineered for efficient intravitreal delivery to the retina of a payload expressing two transgenes. Sustained expression of 4D-150 transgenes in the retina has the potential to reduce the treatment burden of repeated visits for anti-VEGF injections required to maintain optimal visual outcomes. 4D-150 may also lead to better long term visual outcomes than therapies that target fewer angiogenic factors and reduce undertreatment resulting from the challenges of complying with a regimen of frequent visits to receive injections. Intravitreal delivery of biologics to the eye is routine, and a single dose intravitreal genetic medicine that could provide long-term efficacy in patients would be an advantage for patients who struggle with compliance and treatment burden.

Competition and Differentiation: AAV Genetic Medicines for wet AMD and DME

AAV genetic medicine approaches are being developed by several companies to treat wet AMD by delivering a functional copy of an anti-angiogenic transgene by either subretinal surgical delivery or suprachoroidal injection with a conventional AAV vector, or intravitreal administration with a mouse-evolved vector. It remains to be demonstrated whether conventional AAVs or mouse-evolved vectors can deliver significant retinal coverage while limiting toxicities. In comparison, our customized and evolved vectors are invented and tested in primates whose eyes more closely resemble the anatomy of the human eye than do mouse eyes. We believe that our R100 vector-based products provide comprehensive retinal coverage through less invasive and more commonly used intravitreal injections, while delivering an improved tolerability profile with limited inflammation. To our knowledge, 4D-150 is the only clinical stage AAV genetic medicine in wet AMD and DME to utilize an intravitreal vector (such as R100) discovered through directed evolution in primates. In addition, in vitro studies of R100 versus AAV2 have shown superior transduction by R100 in human retinal cells. We have not compared R100 to AAV2 in patients in clinical studies. R100 has been associated with a low inflammation profile and lack of adverse findings in 91 NHP eyes injected in Good Laboratory Practice (“GLP”) toxicology studies, and in the clinic our R100-based products have been generally well-tolerated.

In addition, to our knowledge, 4D-150 is the first genetic medicine product candidate for the eye designed to directly inhibit four different angiogenic growth factor targets, VEGF A, B, and C plus PlGF. We therefore believe there is significant differentiation between our genetic medicine product candidate and other AAV gene therapeutics in development in this therapeutic area.

We believe 4D-150 has the potential to be differentiated from approved agents, and those in clinical development, to our knowledge, on the basis of five features:

1.
Targeting Four Angiogenic Growth Factors: An intravitreal dose of 4D-150 should result in more complete and sustained anti-angiogenic effects through inhibition of four different angiogenic growth factors compared to up to three for approved and development-stage products.
2.
One-time therapy: Unlike intravitreal protein therapeutics that require repeat dosing every few weeks for a patient’s lifetime, 4D-150 is designed as a one-time treatment.
3.
Novel vector evolved in primates for efficient intravitreal delivery in humans: Unlike conventional AAV vectors such as AAV2 or the mouse-evolved AAV vector 7m8, R100 was specifically selected in primates from our collection of approximately one billion synthetic capsid sequences for use in humans.
4.
Low inflammation profile design: Following intravitreal injection, R100 has shown a low inflammation profile and no significant adverse findings in three GLP toxicology studies, involving 91 NHP eyes, with two different 4DMT products utilizing the R100 vector (4D-110 and 4D-125). In addition, the R100 vector-based product candidate 4D-125 was administered to patients at doses up to 1E12 vg/eye without dose-limiting toxicities observed to date. Initial clinical data in Cohort 1 of the Phase 1/2 PRISM study for 4D-150 also showed no dose-limiting toxicities and no significant inflammation.
5.
Commercial opportunity: Intravitreal injections are widely performed by ophthalmologists and used to treat a number of ophthalmological indications. As a result, we believe 4D-150 has the potential for rapid market uptake, if approved. Additionally, the low inflammation profile we have observed in our R100-based GLP toxicology studies and our interim initial clinical data with 4D-150, if confirmed over time in the clinic with 4D-150, may promote broad product adoption, if approved.

Preclinical Animal Model Pharmacology and Toxicology Studies

We carried out a proof-of-concept efficacy study in primates with 4D-150. In this study using the retinal laser-induced CNV model, we treated animals with intravitreal 4D-150 at doses of 1E11, 3E11 and 1E12 vg per eye. Animals received steroid treatment for 28 days following IVT administration of 4D-150 and remained off steroids for the remainder of the study. No adverse findings were reported. We demonstrated 100% suppression of CNV lesions 4-weeks after laser administration, the primary endpoint of the study, including at the lowest dose tested of 1E11 vg/eye. No uveitis or retinal abnormalities were reported at this 1E11 vg/eye dose level.

In an acute biodistribution study of 4D-150 in primates, a single intravitreal injection resulted in both high levels of ocular aflibercept expression and VEGF-C miRNA expression within the retina at 4 weeks, with no evidence of uveitis or retinal abnormalities observed.

Clinical Development: Phase 1/2 PRISM Clinical Trial for Wet AMD

4D-150 is currently being evaluated in a first-in-human, on-going Phase 1/2 PRISM dose-escalation and randomized, controlled, masked expansion trial and is expected to enroll approximately 65 adults with wet AMD. We have completed enrolling patients in the dose-escalation phase (n=15). During this phase we are evaluating multiple dose levels of 4D-150 in an open-label design with initial doses of 3E10 (n=5), 1E10 (n=5) and 6E9 (n=5) vg/eye. In the on-going dose expansion phase, patients are being randomized 2:2:1 to receive one of 2 dose levels of 4D-150 (n=20 for each dose level) or aflibercept (n=10) (n=50 total patients). We have selected 3E10 and 1E10 vg/eye for our expansion dose levels. Sites and patients are masked to dose of 4D-150 but not to 4D-150 vs Aflibercept. The primary endpoints of the study are safety and tolerability. Secondary endpoints include the number of supplemental aflibercept injections received and change from baseline in best corrected visual acuity (“BCVA”) over time.

In January 2022, we announced we had dosed our first patient in the PRISM study. In November 2022, we announced interim clinical data from Cohort 1 (n=5, 3E10 vg/eye) with a data cutoff date of October 13, 2022 (providing 3-10 months of follow-up for patients in Cohort 1). 4D-150 was reported to be safe and well tolerated, with no serious adverse events or dose-limiting toxicities. In addition, no clinically significant intraocular inflammation, no endophthalmitis, no retinal vasculitis, no retinal artery occlusion, no choroidal effusions and no hypotony were reported.

4D-150-mediated expression of the aflibercept transgene protein was demonstrated in the aqueous humor of the eye at 12 weeks after 4D-150 injection in all patients’ samples evaluated to date (n=3). In all three patients, aflibercept concentrations were in a potentially therapeutically active range. The mean annualized anti-VEGF injection rate in the 12 months prior to 4D-150 treatment was ~11 in cohort 1, indicating that these were high-need patients requiring frequent injections. Following intravitreal 4D-150, the annualized anti-VEGF injection rate for cohort 1 was reduced by 96.7% through the follow-up period of ~40, 36, 32 or 16 weeks.

In February 2023, we announced that interim PRISM data for dose Cohorts 1, 2 & 3 (n=15) were to be presented at the 2023 Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting. The randomized Phase 2 dose expansion portion of the Phase 1/2 PRISM clinical trial with 4D-150 for wet AMD is currently enrolling.

Clinical Development: Phase 1/2 SPECTRA Clinical Trial for DME

The Phase 2 SPECTRA clinical trial will assess 4D-150 in patients with DME. The study design consists of a Dose Confirmation stage followed by a masked Dose Expansion stage, in which patients will be randomized to receive a single intravitreal injection at one of two dose levels of 4D-150 or aflibercept. In both stages, patients will be randomized 1:1:1 to one of two doses of 4D-150 or aflibercept: n=18 in Dose Confirmation and n=54 in Dose Expansion. The doses to be evaluated in DME are anticipated to be between 6E9 to 3E10 vg/eye. In February 2023, we announced FDA clearance of the IND for 4D-150 for the treatment of DME. The IND clearance enables the initiation of SPECTRA clinical study sites, and 4DMT expects to begin enrollment in the third quarter of 2023.

4D-175 for Geographic Atrophy

Geographic atrophy (GA) is a highly prevalent disease with significant unmet medical need. It is estimated that there are over one million individuals with GA in the United States according to published data. The first therapy for GA, the complement C3 inhibitor pegcetacoplan, was approved by the U.S. FDA in February 2023.

Preclinical development was initiated for a new 4DMT product candidate 4D-175 designed for single dose intravitreal treatment of patients with GA; the product candidate will utilize 4DMT’s proprietary R100 intravitreal vector currently used in the wet AMD and DME programs, and a transgene payload that addresses a complement pathway target (undisclosed). We anticipate that development and manufacturing activities will benefit from prior clinical experience and GMP manufacturing of three other R100-based ophthalmology product candidates that have been dosed in ophthalmology patients with wet AMD, X-Linked Retinitis Pigmentosa (XLRP) and choroideremia.

Inherited Retinal Diseases Portfolio

4D-125 for X-Linked Retinitis Pigmentosa (“XLRP”)

Disease Background, Unmet Medical Need, and Target Patient Population

XLRP is a rare inherited X-linked recessive genetic disorder that causes progressive vision loss and blindness. There are currently no approved therapies for XLRP. Seventy percent of cases are caused by mutations in the retinitis pigmentosa GTPase regulator (“RPGR”) gene. The estimated worldwide prevalence of XLRP due to RPGR variants is approximately one in 25,600 people, which represents approximately 24,000 patients in the United States, and France, Germany, Italy, Spain, and the United Kingdom. XLRP is characterized by dysfunction and degeneration of photoreceptors in the retina. Loss of RPGRfunction in retinal cells causes the progressive loss of rod and cone photoreceptors, leading to the progressive loss of vision. Symptoms of XLRP are initially night blindness, followed by loss of peripheral visual field, decreasing visual acuity and eventually blindness. While males are usually the most affected, approximately 25% of heterozygous females experience loss of vision.

Our Solution

We are developing 4D-125 for the treatment of patients with XLRP with RPGR mutations. This product candidate is comprised of R100 and a codon-optimized RPGR transgene engineered for expression within human photoreceptors. In primate models, we have observed widespread transduction and transgene expression across the entire retinal surface. We believe that 4D-125 has the potential to successfully treat XLRP patients at the earliest stages of their disease progression and, ideally, slow or prevent progression and retain vision.

Competition and Differentiation: AAV Genetic Medicines for XLRP

Several companies are developing subretinal AAV gene therapies for patients with XLRP. In Phase 1 and 2 trials, investigators have reported improvements in visual field function within the localized retina area receiving the treatment bleb in a subset of patients. These AAV gene therapies require invasive subretinal surgery, which has been associated with subretinal surgery-related adverse events. In addition, subretinal surgery results in transduction and direct treatment of only a small fraction of the retina and may be, therefore, limited to patients with more advanced disease with a small remaining area of viable retinal cells. We believe 4D-125 has the potential to be differentiated from other AAV gene therapies in clinical development, to our knowledge, on the basis of four features: 1) Safe and routine intravitreal route of administration, 2) treatment of the entire retinal surface, 3) feasibility of treating earlier stage patients, and 4) commercial feasibility of intravitreal injections compared to subretinal injections.

Clinical Development: Phase 1/2 Clinical Trial

4D-125 is currently being evaluated in a first-in-human Phase 1/2 dose escalation and dose expansion clinical trial. The primary objectives of this trial are to evaluate the safety and maximum tolerated dose of 4D-125. Secondary endpoints include assessments of biologic activity, including both visual field function and anatomical endpoints.

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

4D-125 was well-tolerated and did not result in dose-limiting toxicities. No serious adverse events were reported. Two dose escalation patients (n=1 at 3E11 vg/eye; n=1 at 1E12 vg/eye) were evaluable for clinical activity defined as having both measurable ellipsoid-zone area ("EZ Area") by spectral domain optical coherence tomography ("SD-OCT") and retinal sensitivity by microperimetry in both the treated and untreated control eye with at least six months follow-up; dose expansion cohort patients (n=2) had not yet reached six months of follow-up. Both patients demonstrated slowed loss of EZ Area in the injected eye vs. the non-injected eye, as well as improved microperimetry function compared to the non-injected eye.

Enrollment in the Dose Expansion portion of the Phase 1/2 clinical trial for 4D-125 was completed in the first quarter of 2023 with 9 patients enrolled (for a total of 15 patients enrolled in both parts of the study). The safety and tolerability profile remains unchanged from prior data releases. We will continue to follow these patients for 24 months to assess the magnitude and durability of key imaging endpoint changes in evaluable patients. We anticipate providing program and clinical data updates in 2024.

4D-110 for Choroideremia

Disease Background, Unmet Medical Need, and Target Patient Population

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

Our Solution

We are developing 4D-110 for the treatment of choroideremia. 4D-110 is designed for a single intravitreal injection and to benefit patients at all stages of disease, including early-stage patients whose entire viable retinas are not adequately treated by subretinal injection. 4D-110 contains the R100 vector and is engineered to deliver the CHM transgene, the dysfunctional gene in choroideremia, to human RPE cells safely. We believe that 4D-110 has the potential, if approved, to successfully treat choroideremia patients at the earliest stages of their disease progression and ideally, slow or prevent progression and retain vision.

Competition and Differentiation: AAV Genetic Medicines for Choroideremia

Previously, subretinal conventional AAV gene therapy approaches were being developed to treat choroideremia. With the discontinuation of BIIB111, there is currently no direct competition for the choroideremia market. Subretinal administration requires an invasive surgical procedure, which has been associated with subretinal surgery-related adverse events. In addition, subretinal surgery results in transduction of only a small fraction of the retina and is therefore limited to patients with more advanced disease who have a small remaining area of viable retinal cells.

We believe 4D-110 has the potential to be differentiated from AAV gene therapies in development on the basis of four features: 1) safe and routine intravitreal route of administration, 2) treatment of the entire retinal surface, 3) feasibility of treating early stage patients, and 4) commercial feasibility of intravitreal injections compared to subretinal injections.

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

At the 3E11 vg/eye dose (Cohort 1), 4D-110 was generally well-tolerated with no dose-limiting toxicities or serious adverse events. At the 1E12 vg/eye dose, pigment dispersion (iris transillumination) was observed in three patients in the 1E12 vg/eye cohort approximately 7 to 9 months following treatment. Two cases were asymptomatic and one patient reported mild glare. In each case the investigator described this as a Serious Adverse Event, but no hospitalization or medical intervention was initiated. Potential initial signals of clinical activity were observed at this dose, through anatomical measurements of the retinal pigment epithelium (“RPE”) by fundus autofluorescence area and photoreceptors by ellipsoid zone area.

Enrollment in the Dose Escalation portion of the Phase 1/2 clinical trial for 4D-110 was completed in the second quarter of 2022 with 13 patients treated. The safety and tolerability profile remains unchanged from prior data releases. We will continue to follow these patients for 24 months to assess the magnitude and durability of key imaging endpoint changes in evaluable patients. We anticipate providing program and clinical data updates in 2024.

Pulmonology Therapeutic Area

Introduction

We are developing product candidates to treat lung diseases. Our customized and evolved vector, A101, is used in all of our pulmonology disease product candidates at this time. A101 was invented for aerosol delivery leading to transgene expression throughout all regions of the airways and alveoli, as well as resistance to pre-existing antibodies in humans. We believe that this modular product approach, utilizing A101 for multiple product candidates by switching the therapeutic transgene insert, will increase product development efficiencies, decrease development risks and help inform the clinical development of subsequent product candidates using the same vector.

Our first pulmonology product candidate is 4D-710 for cystic fibrosis lung disease. This product candidate has completed non-GLP dose-ranging and GLP toxicology and biodistribution studies in primates by aerosol delivery. No notable adverse effects were reported, and widespread biodistribution and transgene expression were observed throughout all lung segments tested in all NHPs. We are currently enrolling a Phase 1/2 clinical trial in patients with cystic fibrosis.

Our second pulmonology product candidate is 4D-725 for alpha-1 antitrypsin deficiency lung disease, currently in preclinical development.

4D-710 for Cystic Fibrosis Lung Disease

Disease Background, Unmet Medical Need, and Target Patient Population

Cystic fibrosis is the most common fatal inherited disease in the United States and results from mutations in the cystic fibrosis transmembrane conductance regulator (“CFTR”) gene. Cystic fibrosis causes impaired lung function, inflammation, and bronchiectasis and is commonly associated with repeat and persistent lung infections due to the inability to clear thickened mucus from the lung, often resulting in frequent exacerbations and hospitalizations and eventual end-stage respiratory failure. There is no cure for cystic fibrosis, and the median age of death for patients is approximately 40 years in developed countries. Cystic fibrosis is considered a rare, or orphan, disease by both the FDA and the EMA.

According to the Cystic Fibrosis Foundation, nearly 40,000 people in the United States and an estimated 105,000 people worldwide are living with cystic fibrosis, and approximately 1,000 new cases of cystic fibrosis are diagnosed in the United States each year. Patients with cystic fibrosis require lifelong treatment with multiple daily medications, frequent hospitalizations and, ultimately, lung transplants in some end-stage patients. The quality of life for people with cystic fibrosis is further compromised as a result of spending significant time on self-care every day and frequent outpatient doctor visits and hospitalizations.

Until recently, approved therapies to treat cystic fibrosis patients were only designed to treat the manifestations of cystic fibrosis, for example by preventing and controlling infections that occur in the lungs, rather than addressing the underlying cause of the disease. Accordingly, antibiotics are frequently used along with mucus-thinning drugs.

More recently, a new class of drugs called modulators target CFTR for patients with certain gene mutations. Several therapies from Vertex Pharmaceuticals Inc. have been approved for marketing in the United States and the European Union based on their ability to improve lung function in genetically defined subsets of cystic fibrosis patients. In 2019, the FDA approved triple drug therapy with Trikafta (elexacaftor/ivacaftor/tezacaftor), which Vertex believes would be applicable for up to 90% of patients with cystic fibrosis, leaving at least 10% with no CFTR-targeted options. While these therapies improve lung function, they fall short of restoring it to the normal range in most patients, and these chronic therapies require daily dosing for the patient’s lifetime. In addition, the existing cystic fibrosis drugs have been associated with tolerability issues, thus limiting their use in some patients.

We believe there is a clinical need and market opportunity for a durable aerosolized therapy, delivered by breath-actuated nebulizer, that can restore normal CFTR function across all cystic fibrosis patient subgroups, including patients who are receiving combination CFTR-modulator therapies and/or do not have appreciable CFTR protein expression and are therefore not amenable to CFTR modulators. We expect to explore single agent therapy with 4D-710 initially in patients whose disease is not amenable to CFTR modulators (estimated to include approximately 15% of people with cystic fibrosis who have null mutations or are unable to tolerate modulators), and to explore single agent or combination therapy with CFTR modulators for the remaining approximately 85% of patients with cystic fibrosis.

Our Solution

We are developing 4D-710 for the treatment of a broad range of patients with cystic fibrosis independent of their specific CFTR mutation. 4D-710 is designed for efficient single dose aerosol delivery to the proximal and distal airways and alveoli, subsequent mucus barrier penetration, lung epithelial cell transduction, and resistance to pre-existing antibodies in humans. The intended result is to achieve CFTR expression within lung epithelial cells for correction of cystic fibrosis lung disease. 4D-710 is comprised of our customized and evolved vector, A101, and a codon-optimized version of a synthetic truncated CFTR transgene CFTRΔR. CFTRΔR is a construct that retains the most critical functional components of the full-size CFTR gene and is small enough to fit within AAV vector packaging constraints.

Initially, we plan to focus on the approximately 15% of all patients who are not amenable to existing medicines targeting the CFTR protein as we believe these patients have the highest unmet medical need. In patients with CFTR mutations that are amenable to modulator medicines, while therapies demonstrate improvements in lung function, these modulators do not restore normal lung function in most patients. Further, these chronic therapies require daily dosing for the patient’s lifetime. We therefore expect to eventually develop 4D-710 in this patient population, as a single agent and/or in combination with these CFTR modulator small molecule medicines.

Competition and Differentiation: AAV Genetic Medicines for Cystic Fibrosis Lung Disease

A number of biotechnology companies have pursued genetic medicine solutions to treat cystic fibrosis. We believe these prior attempts to deliver AAV genetic medicine to the lungs of cystic fibrosis patients have failed due to an inability of conventional AAV vectors to penetrate through the lung mucus barrier and transduce lung cells efficiently. Further, we believe antibody neutralization of AAV likely also played a role in the lack of efficacy, as the mucosal immune system actively transports large quantities of antibodies into all mucus secretions, including on the lung mucosa.

While a number of companies are currently pursuing other genetic medicine solutions utilizing liposomes, herpesvirus, lentivirus, or conventional AAV vectors, these product candidates are in early stages of development. Moreover, they are not, to our knowledge, comprised of AAV vectors evolved in primates for aerosol delivery diffusely throughout the lung airways and alveoli. In addition, we believe these products were not designed for resistance to pre-existing antibodies to conventional AAVs, which is potentially a key requirement for successful delivery in the lung. As a result, to our knowledge, 4D-710 is the only AAV genetic medicine product candidate in development designed specifically with a vector selected for aerosol delivery in primates, including humans, and with resistance to antibodies in the human population.

We believe 4D-710 has the potential to be differentiated from approved agents, and those in clinical development to our knowledge, on the basis of four features:

1.
Corrective mechanism-of-action: An aerosol dose of 4D-710 is designed to result in therapeutic levels of the CFTR protein directly within target cells lining the airway. 4D-710 comprises a customized and evolved vector invented for aerosol delivery, mucus barrier penetration and transduction of epithelial cells within the airways and alveoli of primates and humans.
2.
Long duration therapy: Unlike CFTR-targeted small molecules that require daily dosing for a patient’s entire life, 4D-710 is designed for significantly less frequent dosing.
3.
CFTR mutation-independent efficacy: Unlike CFTR-targeted small molecules that are only effective against specific mutations, 4D-710 is designed to be used in patients with cystic fibrosis with any mutation, including in the approximately 15% of patients whose disease is not amenable to standard medical therapy.
4.
Resistance to AAV antibodies: Unlike conventional AAV vectors, which are sensitive to anti-AAV antibody inhibition, 4D-710 utilizes A101, a vector invented for resistance to human antibody inhibition.

Preclinical Proof-of-Concept Study with Evolved AAV for Aerosol Delivery in the Cystic Fibrosis Pig Model

Academic investigators conducted preclinical proof-of-concept studies for utilizing directed evolution to discover vectors for delivering a corrective CFTR gene construct to cystic fibrosis lung tissue in a large animal model of cystic fibrosis, and in a human cystic fibrosis patient lung tissue model. Building on these previous proof-of-concept studies, our product candidate 4D-710 utilizes a vector, A101, which we in-licensed with exclusive worldwide rights. A101 was evolved and selected in primates, which we believe is more relevant for human use. The product was designed to package the same microCFTR transgene payload in this vector that was customized for use in humans.

In addition, directed evolution was used in an in vitro human organotypic air-liquid interface model of lung epithelium to select A100 (AAV2.5T), which we also in-licensed with exclusive worldwide rights. In preclinical studies, A100 carrying microCFTR transduced human lung epithelial tissue and resulted in expression of functional protein as suggested by increased chloride ion transport as compared to untreated control.

We believe that these results demonstrate that a customized and evolved vector can penetrate the mucus layer of diseased cystic fibrosis lungs and deliver functional CFTR protein in a well-validated large animal model of the disease, as well as in human cystic fibrosis patient-derived organotypic lung models.

Preclinical Animal Model Pharmacology and Toxicology Studies

In our primate studies of a single aerosol delivered dose of 4D-710 at two different dose levels, treatment resulted in widespread distribution, CFTR transgene expression throughout both proximal and distal airways and alveoli. No meaningful inflammation or adverse findings were reported on in-life examinations, hematology or clinical chemistry analyses, or lung histology analyses. Ex vivo studies demonstrated highly significant resistance to neutralization by human pooled antibody preparations, with human IVIG pooled from over 1,000 individuals.

Clinical Development: Phase 1/2 Clinical Trial

In October 2021, we received clearance from the U.S. Food and Drug Administration (“FDA”) of an Investigational New Drug Application (“IND”) for 4D-710. The Phase 1/2 clinical trial is a multicenter, open-label, dose-escalation and dose-expansion trial of 4D-710 in patients (n= up to ~18) with cystic fibrosis who are ineligible for CFTR modulator therapy or who have discontinued therapy due to adverse effects. The primary endpoint of the study is safety and tolerability. Secondary endpoints include assessments of clinical activity including lung function and quality of life, plus transgene delivery and microCFTR expression as measured within bronchoscopic biopsies and brushings.

In April 2022, we announced that we had dosed our first patient in the Phase 1/2 clinical trial.

In November 2022, we announced interim clinical data at the North American Cystic Fibrosis Conference. The presentation focused on safety, tolerability, and delivery and expression of the 4D-710 CFTR∆R transgene in lung tissue samples from patients enrolled in cohort 1 (n=3; 1E15 vg) with data cutoff date of October 7, 2022. 4D-710 was well tolerated, with no 4D-710-related adverse events following aerosol delivery. The aerosol delivery procedure for 4D-710 was well tolerated. One patient experienced grade 1 dry throat and fatigue during aerosol delivery.

Clinical biomarker results showed evidence of 4D-710-mediated CFTR∆R transgene DNA delivery in endobronchial biopsies from the three patients (positive in 5 of 5 biopsies, 100%) and evidence CFTR∆R transgene RNA expression (positive in 11 of 11 endobronchial samples (brushing and biopsies), 100%). All 3 major cell types demonstrated transgene expression: ciliated columnar cells, goblet cells and basal cells. Machine learning driven image analyses estimated that ~40% of bronchial epithelial cells were positive for CFTR∆R RNA by in situ hybridization (“ISH,” range 36-47%).

In January 2023, we announced the first patient in the high dose cohort (2E15 vg) was treated in December 2022 and no 4D-710 related adverse events were reported through Day 28. We expect to share additional data from this 4D-710 clinical trial in 2023. We also announced that preclinical research was initiated with the combination of 4D-710 with CFTR modulator therapy to support development of 4D-710 in the approximately 85% of CF patients amenable to CFTR modulator therapy.

4D-725 for Alpha-1 Antitrypsin Deficiency Lung Disease

Alpha-1 antitrypsin deficiency is a prevalent disease, affecting approximately 200,000 individuals in the United States and Europe according to the NIH. A significant unmet medical need remains despite approved therapies.

Preclinical development was initiated for a new product candidate designed for single dose aerosol treatment of patients with alpha-1 antitrypsin lung disease; this product candidate utilizes 4DMT’s proprietary A101 aerosol vector currently used in the CF program and expresses a genetically-validated transgene. We anticipate that development and manufacturing activities will benefit from prior clinical experience and GMP manufacturing of the A101-based 4D-710 product candidate that has been dosed in CF patients.

Cardiology Therapeutic Area

Introduction

We are developing product candidates to treat cardiomyopathies. These target indications may include both primary cardiomyopathies that involve the heart exclusively, or secondary cardiomyopathies that occur in the context of a systemic disease. In the context of secondary cardiomyopathies, such as Fabry disease, we design and engineer the product to treat all diseased organs including the high unmet medical need in the heart. Our customized and evolved vector C102 was invented for low dose intravenous infusion, leading to transgene expression throughout the myocardium in cardiomyocytes. We believe that this approach will help inform the clinical development of subsequent product candidates using the same vector.

4D-310 for Fabry Disease Cardiomyopathy

Disease Background, Unmet Medical Need, and Target Patient Population

Fabry disease is a monogenic disease caused by mutations in the GLA gene which encodes for the alpha-galactosidase A (“AGA”) enzyme, that result in the body’s inability to produce sufficient AGA enzyme activity, causing the accumulation of toxic levels of sphingolipids, such as the substrate globotriaosylceramide-3 (“lyso-Gb3”), in critical organs, including the heart, kidney and blood vessels. The cardiomyopathy in Fabry disease is the leading cause of death, accounting for 75% of deaths. Substrate accumulation in the heart can lead to life-threatening heart failure, arrhythmias, and vascular blockages. Fabry disease is progressive and fatal, with an average life expectancy of approximately 50 years. Progression of the disease causes significant reduction in the quality of life and significant economic burden associated with greater patient needs for supportive care.

Annual worldwide sales of Fabry medicines were approximately $1.8 billion in 2021. We estimate the potential initial addressable Fabry patient population in the United States and EU-5 to be up to 36,000 individuals, 57% of whom suffer from Classic Fabry disease. Of note, we estimate the prevalence of individuals with Fabry disease-associated GLA mutations in the United States and EU-5 falls between 50,000 and 70,000 in the United States and the EU-5 based on recent newborn screening. Pre-treatment antibody titers to genetic medicines, including 4D-310, may result in a reduction in the addressable patient population, if antibody titers at baseline are shown to be predictive of treatment response and/or tolerability.

The current treatment paradigm for Fabry disease is bi-weekly infusion of AGA enzyme, a class of therapies broadly referred to as enzyme replacement therapies (“ERT”) and/or small molecule chaperone therapy designed to bind to and stabilize a patient’s own endogenous target protein. Fabrazyme, an ERT, received accelerated regulatory approval in 2003 in the United States based on improvements in a kidney interstitial capillary substrate biopsy endpoint and received full approval in 2021. Galafold, a chaperone therapy, received approval in the EU in 2016 and U.S. in 2018.

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

Our Solution

We are developing 4D-310 for the treatment of Fabry disease cardiomyopathy. 4D-310 is designed for an efficient, single low dose IV administration to patients with classic and late-onset disease, including those who have previously received ERT. 4D-310 is comprised of C102 and a codon-optimized GLA transgene under control of a ubiquitous promoter. 4D-310 is designed to generate AGA activity via intracellular production within diseased cells including cardiomyocytes and to generate plasma AGA activity, potentially resulting in cross correction of a broad range of organs.

We believe 4D-310 has the potential for “mutation independent” treatment of both “classic” (early onset, severe) as well as late-onset Fabry disease, both of which are often associated with cardiomyopathy. We believe reducing substrate in cardiomyocytes would represent a strategic advantage and significant opportunity in the treatment of Fabry-associated cardiomyopathy, which we believe remains a significant unmet medical need and is a leading cause of death in patients with Fabry disease.

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

Finally, single dose genetic medicine treatment with 4D-310 may obviate biweekly ERT infusions in these patients, and/or every other day small molecule medicines for patients amenable to AGA chaperone therapy.

Competition and Differentiation: AAV and Genetic Medicines for Fabry Disease

Companies are developing liver-expressing AAV genetic medicines for Fabry disease using conventional AAVs designed for expression from the liver only using liver-specific promoters. These product candidates are designed for the production and secretion of AGA enzyme for activity in the blood, as with ERT, but with more stable blood levels than achieved with intermittent ERT infusions. When administered as ERT in patients, the AGA protein has not been shown definitively to enter cardiomyocytes or other affected parenchymal cells. It is therefore unclear whether genetic medicine-induced production of AGA from the liver, with secretion into the bloodstream, would result in effective correction in cardiac muscle cells or other affected parenchymal cells such as in the kidney.

We believe 4D-310 is the only genetic medicine candidate designed specifically to express the AGA enzyme in cardiac tissues, as well as in other affected tissues in these patients, potentially addressing a major unmet medical need.

We believe 4D-310 has the potential to be differentiated from approved agents and those in clinical development, to our knowledge, on the basis of four features:

1.
Targeted expression in cardiomyocytes: An IV dose of 4D-310 is designed to generate high AGA levels directly within muscle cells throughout the heart. Cells within the kidney, blood vessels and small intestine also produce intracellular AGA after 4D-310 treatment, albeit at significantly lower levels than in the heart.
2.
One-time therapy: Unlike AGA chaperones that require dosing every other day for a patient’s life, or IV ERT every two weeks for life, 4D-310 is designed as a single dose therapy.

3.
AGA mutation-independent biologic activity: Unlike AGA chaperones that are only effective against specific AGA mutations present in a minority of Fabry patients, 4D-310 is designed to treat patients with Fabry disease with any AGA mutation.
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

We performed a dose-ranging toxicity and biodistribution study in primates. Doses of 3E12, 1E13 and 5E13 vg/kg were well-tolerated and resulted in AGA activity concentrations in blood equal to 1.9-fold, 3.4-fold and 70-fold higher than pretreatment blood levels, respectively, within 14 days after treatment. NHPs used in this study were healthy and had normal baseline levels of AGA activity. No meaningful toxicity was noted clinically or with blood testing. Histopathology assessments were normal. Tissue analyses demonstrated dose-related 4D-310 genome delivery, RNA expression and AGA activity throughout the heart, especially within the left ventricle which is the key target tissue. AGA expression and enzymatic activity were also demonstrated within the kidney.

Clinical Development: Phase 1/2 INGLAXA Clinical Trials for Fabry Disease Cardiomyopathy

We are currently studying 4D-310 in two on-going Phase 1/2 dose-escalation and dose-expansion clinical trials (United States: INGLAXA-1 and Asia-Pacific: INGLAXA-2) assessing a single intravenous dose of 4D-310, 4DMT’s customized and evolved C102 vector-based product candidate designed for Fabry disease cardiomyopathy. The primary endpoints of the trials are safety and tolerability. Key exploratory endpoints include markers of biologic activity in the heart, including cardiac imaging parameters and quality of life. In the Asia-Pacific study, cardiac biopsies will also be assessed.

On January 9, 2023, we reported program updates and interim clinical data updates from the 4D-310 INGLAXA trials. The Company announced that no additional patients will be enrolled in the current clinical trials pending potential amendments, and that the program will be evaluated in the second half of 2023 after 12-month clinical data are obtained on all six of the currently enrolled patients, including on-going safety and cardiac endpoints for a potential pivotal trial as recommended by the FDA: peak VO2 by cardiopulmonary exercise test (CPET), quality-of-life by Kansas City Cardiomyopathy Questionnaire (KCCQ), and left ventricular contractility by global longitudinal strain (GLS) by echocardiography. The Company reported improvements in all cardiac endpoints listed above in patients who reached 12 months follow up as of the data cutoff of December 5, 2022 (n=3), and the single available cardiac biopsy was positive for widespread genome delivery and transgene expression from 4D-310. Additionally, the Company reported 3 instances of transient acute atypical hemolytic uremic syndrome (aHUS) in which resolution started within ~1-4 days. One case of aHUS was determined to be a grade 4 dose limiting toxicity (DLT), which led to led us to voluntarily pause enrollment on our two INGLAXA trials in January 2023. Otherwise, 4D-310 was generally well-tolerated with no liver, heart, or dorsal root ganglia (DRG) toxicity observed.

Consistent with the Company’s plans for the program as noted above and as communicated to the FDA, the FDA subsequently notified the Company of a Clinical Hold pursuant to CFR §312.42 (b)(iv). In its notification, the FDA acknowledged the Company’s paused enrollment worldwide, and directed the Company to continue long term follow up of treated patients under the current IND. The IND for 4D-310 remains open and active.

On February 22, 2023, we presented interim Phase 1/2 data from the INGLAXA clinical trials in conjunction with the WORLDSymposium, including results of a detailed investigation of the grade 4 DLT aHUS event. Regarding the instance of grade 4/DLT aHUS, our findings indicated that complement activation, which drives aHUS, was present before 4D-310 dosing in this patient. In addition, we observed rapid anti-AAV capsid IgM antibody rise, capsid binding, and complement pathway activation, a known class effect of IV administered AAV.

Meaningful Improvement in All Five Cardiac Endpoints Compared to ERT Natural History

As of January 2023, enrollment was closed. Currently enrolled participants will continue with scheduled study assessments and clinical data will be evaluated after all enrolled participants complete 12 months of follow-up. To mitigate the risk of aHUS, we intend to implement the highly effective rituximab/sirolimus immunosuppressive regimen and exclude patients with pre-dosing complement activation. We believe alignment with FDA on these proposed protocol amendments will address FDA feedback with respect to the clinical hold. In addition, we obtained alignment with FDA on endpoints for a potential pivotal trial, including peak VO2 (CPET), quality of life (KCCQ), and left ventricular function (global longitudinal strain/echocardiography). We also have alignment with FDA on Phase 3 CMC plans.

Competition

We are aware of several companies focused on developing genetic medicines in various indications as well as companies addressing methods for modifying genes and regulating gene expression. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions with genetic medicine and other therapeutic approaches.

We consider our most direct competitors with respect to 4D-150 for the treatment of wet AMD and DME to be Eylea (aflibercept) from Regeneron Pharmaceuticals Inc., which is the current wet AMD standard of care, and a combination of antibody-based programs including, but not limited to, Lucentis, Susvimo, and Vabysmo from Roche, KSI-301 from Kodiak Sciences Inc., and OPT-302 from Opthea Limited, and AAV-based gene therapy based programs including RGX-314 from REGENXBIO (Phase 3 subretinal, Phase 2 suprachoroidal), ADVM-022 from Adverum Biotechnologies (Phase 2, discontinued in diabetic populations), and EXG102-031 from Exegenesis Bio (Phase 1). We are also aware of mid-stage sustained release anti-VEGF tyrosine kinase inhibitor programs at Ocular Therapeutix, EyePoint Pharmaceuticals, and Clearside Biomedical.

We consider our most direct competitors with respect to 4D-175 for the treatment of Geographic Atrophy to be Apellis’s C3 inhibitor SYFOVRE (approved) and Iveric’s C5 inhibitor ACP (filed for marketing approval with the FDA). We are also aware that Novartis Therapeutics and Janssen Pharmaceuticals have complement inhibitor gene therapies and that AGTC and Gemini Therapeutics each have a research program on complement factor H gene therapy.

We consider our most direct competitors with respect to 4D-710 for the treatment of cystic fibrosis lung disease to be Vertex, which has several approved CFTR modulators, as well as other companies in preclinical/early-clinical development of cystic fibrosis products, including Vertex, Krystal Biotech, and Spirovant Sciences.

We consider our most direct competitors with respect to 4D-725 for the treatment of alpha-1 antitrypsin deficiency lung disease to be Vertex (AAT correctors in Phase 2 and Phase 1), Krystal Biotech (lung directed gene therapy in preclinical development), Beam (base editing in preclinical development), and Wave Life Sciences/GSK (RNA editing in preclinical development).

We consider our most direct competitors with respect to 4D-310 for the treatment of Fabry disease to be Amicus Therapeutics, which has Galafold (migalastat) approved as a small molecule chaperone for specific mutations, and Sangamo, which is in Phase 1/2 development of AAV2/6-based isaralgagene civaparvovec. Other competitors include Sanofi Genzyme, Takeda, and Protalix, all of which either commercialize or develop enzyme replacement therapy for the treatment of Fabry disease.

With respect to 4D-125 for the treatment of XLRP, we consider our most direct AAV gene therapy competitors to be as follows: Applied Genetic Technologies Corporation (AGTC-501 administered by subretinal surgery in a Phase 2 clinical trial) and Janssen Pharmaceuticals / MeiraGTx (botaretigene sparoparvovec administered by subretinal surgery enrolling a Phase 3 clinical trial).

With respect to 4D-110 for the treatment of choroideremia, we currently believe there are no gene therapies in development for this disease.

Manufacturing

CMC Strategy

In order to fulfill our strategy to maximize the robustness and internal control of our manufacturing processes from discovery and process development through to clinical-grade current Good Manufacturing Practices (“cGMP”) manufacturing, we have designed and are continually developing and scaling our in-house manufacturing platform for both GMP and non-GMP manufacturing. While many companies in the AAV genetic medicine field outsource their process development and manufacturing to other companies or academic manufacturing centers, in contrast, our manufacturing processes were developed internally using internal technology transfers from our own process development labs. Our current in-house manufacturing capabilities include GMP manufacturing (upstream, downstream and fill/finish), production capabilities for clinical trials, IND-enabling GLP toxicology studies, and research candidate production. We also collaborate with contract manufacturing organizations (“CMOs”) to supplement our internal capacity.

cGMP Capabilities

Our team has extensive experience with the manufacturing and analytical testing of numerous unique AAV capsids. Our team has internally manufactured over 200 unique AAV vectors, including both proprietary evolved 4DMT capsid variants and naturally occurring capsids. Our team has manufactured over 300 total lots of AAV vectors for research or clinical use. This total also includes multiple lots of product candidate material for GLP toxicology and biodistribution studies. We have in-house cGMP manufacturing capabilities for clinical trial material production. Our manufacturing team has completed and released 18 lots of clinical trial material for our five product candidates in clinical development. Leveraging internal testing capabilities in addition to qualified contract testing laboratories, we fully test and release our GLP and GMP lots for use in toxicology and clinical trials, respectively. We have developed and qualified assays for characterization, in-process testing, and release and stability testing of our internally and externally manufactured proprietary AAV vectors.

Process Development Capabilities

We use robust, scalable and transferable manufacturing unit operations throughout both the vector characterization process and product development, which are both platform-specific and product-specific. The upstream manufacturing step involves triple plasmid transfections in an adherent HEK293 mammalian production cell line. Downstream manufacturing steps for purification and concentration include multiple orthogonal column chromatography steps and tangential flow filtration. The downstream purification columns used in our process are from stable sources including General Electric. Using internally developed manufacturing processes and testing, we characterize our novel capsids and payloads. In addition, leveraging internal expertise and capabilities, we package and test our novel vectors with payloads using internally developed manufacturing processes, including both adherent and suspension processes.

Manufacturing Facilities

Our manufacturing facilities are on site at company headquarters in Emeryville, California and include process development labs, an analytical development lab, and a cGMP manufacturing facility. These manufacturing facilities are also designed for production of material for GLP toxicology and biodistribution studies. In addition, in 2022, we completed construction of a second manufacturing facility to enable commercial-scale lot sizes under cGMP. Our cGMP facilities are able to provide additional capacity for production of Phase 1 through Phase 3 clinical trials material. We expect to utilize commercial-scale bioreactors that are designed to manufacture higher titer clinical trial material lots. Our manufacturing facilities are also designed for production of material for GLP toxicology and biodistribution studies.

Manufacturing Team

Our team of approximately 40 highly trained individuals is led by our President and Chief Operating Officer, Dr. Fred Kamal, and includes Ph.D. scientists. Collectively, they have significant experience in viral vector manufacturing, chemistry-manufacturing-controls (“CMC”), regulatory affairs, analytical and process development, and quality assurance and controls. As of February 2023, our team had submitted 6 INDs, all of which have been granted clearance by the U.S. FDA, enabling our clinical candidates to advance to Phase 1/2 clinical development. Our team also has experience prior to 4DMT with manufacturing multiple viral vectors from preclinical studies through to multiple Phase 3 trials. For example, Dr. Kamal helped to write and compile the AAV gene therapy Biologics License Application (BLA) for Zolgensma ("Novartis"), the first AAV gene therapy approved for intravenous administration in humans.

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

Our product and lead optimization candidates were discovered by us utilizing our proprietary technology. We have filed several non-provisional and provisional patent applications, all owned by us, relating to our product and lead optimization candidates in the United States and certain foreign countries and through the World Intellectual Property Organization that are directed to compositions of matter, dosage unit forms, methods of treatment, and medical uses. We have also licensed several non-provisional patent applications, granted patents and international patent applications relating to our targeted and evolved vector, A101, which is used in 4D-710 and 4D-725, and to other AAV-based technologies.

As of January 11, 2023, our solely owned patent portfolio includes ten granted U.S. patents and thirty-three granted foreign patents; each of these patents is expected to expire between May 2037 and

April 2041, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our solely owned patent portfolio also includes ten pending U.S. non-provisional applications and ninety pending foreign applications. We expect that United States and European patents, if issued from pending applications in our solely owned portfolio, would expire between May 2037 and August 2041, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Additional patent term for the presently issued or later issued U.S. patents may be awarded as a result of the patent term extension provision of the Hatch-Waxman Amendments of 1984. Similarly, in the European Union member countries, a supplementary protection certificate, if obtained, provides up to an additional five years of market exclusivity. Our solely owned patent portfolio also includes two pending U.S. provisional patent applications.

In other jurisdictions (currently, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Costa Rica, Egypt, India, Indonesia, Iran, Israel, Japan, Korea, Kuwait, Malaysia, Mexico, New Zealand, Oman, Peru, Philippines, Qatar, Russia, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, United Arab Emirates, Ukraine, and Vietnam), patents, if issued on pending applications in our solely owned patent portfolio, where applicable, relating to our product and lead optimization candidates, including composition of matter, dosage unit form, method of treatment and medical use, are expected to expire between May 2037 and August 2041, if the appropriate maintenance, renewal, annuity, and other government fees are paid. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of any of our product candidates is obtained in those countries. For example, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

As of January 11, 2023, our in-licensed patent portfolio includes five granted U.S. patents and twenty-one granted foreign patents; each of these patents is expected to expire between June 2024 and May 2036, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our in-licensed patent portfolio also includes five pending U.S. non-provisional patent applications and fourteen pending foreign patent applications. We expect that United States and European patents, if issued from applications in our in-licensed portfolio would expire between June 2024 and June 2038, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid.

In other jurisdictions (currently, Australia, Brazil, Canada, China, Hong Kong, India, Japan, Korea and Mexico), patents, if issued on pending applications in our in-licensed patent portfolio, where applicable, relating to our product candidates, including composition of matter and various other patents, including dosage unit form, method-of-treatment and medical use patents are expected to expire between June 2024 and June 2038, if the appropriate maintenance, renewal, annuity, and other government fees are paid. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of any of our product or lead optimization candidates is obtained in those countries. For example, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

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

We also protect our trade secrets and other proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Pursuant to the 2017 Roche Agreement, the Company received a non-refundable upfront payment of $21.0 million as consideration. In addition, the Company was entitled to contingent payments including (i) $1.0 million for each Roche nominated product beyond the first three, (ii) up to $30.0 million upon exercise of the option to convert a product the Company nominated and developed prior to pivotal clinical studies, (iii) development milestone payments of up to $223.0 million, of which $86.0 million related to choroideremia and the rest related to other licensed products; and (iv) sales-based milestones of up to $123.0 million in connection with licensed products. Through September 30, 2021, the Company received $10.0 million for development milestone payments that are non-refundable. The 2017 Roche Agreement also included prorochevisions that entitled the Company to receive royalty payments ranging from the mid-single digits to the mid-teens for the net sales of the licensed products, in each case subject to the reductions in accordance with the terms of the agreement.

In its accounting treatment, we identified a single combined performance obligation for the license, research services and participation in the joint steering committee and concluded that Roche’s option did not represent a material right. The transaction price and estimated period of performance were re-evaluated at each reporting period and adjusted as needed to reflect changes in the scope of the project, reimbursable expenses and other conditions affecting variable consideration.

In June 2021, we received from Roche notice of termination without cause of the 2017 Roche Agreement. The licenses granted by us to Roche under the 2017 Roche Agreement terminated in their entirety on September 16, 2021. Therefore, as of September 16, 2021, Roche no longer has a license for 4D-110 for the treatment of choroideremia or any other product class, and we are no longer entitled to receive any further milestones or royalties from Roche. In July 2021, we notified Roche of our election to continue development of choroideremia. As a result, in accordance with the terms of the agreement, all rights to 4D-110 data and intellectual property generated under the collaboration reverted to us. Under the 2017 Roche Agreement, if we are required to initiate a new Phase 1/2a clinical trial for 4D-110, we would not owe any royalty to Roche on net sales of 4D-110 following regulatory approval and commercialization. If, however, we obtain regulatory approval for and commercialize 4D-110 without being required to conduct a new Phase 1/2a clinical trial, we must pay Roche a mid-single digit percentage royalty on the net sales of 4D-110.

Collaboration and License Agreements with uniQure biopharma B.V.

In August 2019, we entered into an Amended and Restated Collaboration and License Agreement (the “Amended and Restated uniQure Agreement”) with uniQure biopharma B.V., now uniQure N.V. (“uniQure”), which amended and restated the Collaboration and License Agreement that we entered into with uniQure in January 2014.

Under the Amended and Restated uniQure Agreement, we granted uniQure an exclusive, sublicensable, worldwide license under certain of our intellectual property rights, and other rights, to research, develop, make, use, and commercialize pre-selected AAV capsid variants (“Selected Variants”), and compounds and products containing such Selected Variants, using our proprietary AAV technology for delivery of genetic medicine constructs to cells in the central nervous system and the liver (the “uniQure Field”). uniQure is solely responsible, at its cost and expense, to develop and commercialize the compounds and products containing the Selected Variants in accordance with the terms of the Amended and Restated uniQure Agreement. We retain all rights to all other AAV capsid variants, and compounds and products containing such AAV capsid variants, in the uniQure Field.

Also in August 2019, we entered into a separate Collaboration and License Agreement with uniQure (“Second uniQure Agreement”). Under the Second uniQure Agreement, the parties agreed to research and develop new AAV capsid variants that are not Selected Variants (“New Variants”) using the Company’s proprietary AAV technology for delivery of transgene constructs that affect certain targets (“uniQure Targets”) in the uniQure Field. We are responsible for the research of the New Variants, and uniQure is responsible for the development and commercialization of a certain number of compounds and products containing New Variants, that affect the uniQure Targets (“Licensed Products”). We granted uniQure an exclusive, sublicensable, worldwide license under certain of our intellectual property rights, and other rights, to research, develop, make, use, and commercialize the Licensed Products. We retain rights to New Variants in the uniQure Field that affect targets other than the uniQure Targets. We also retain rights to any new AAV capsid variants developed under the agreements that are not New Variants, including products containing such variants.

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

Under both the Amended and Restated uniQure Agreement and the Second uniQure Agreement, under certain circumstances, we may propose to uniQure, and uniQure may grant to us, a non-exclusive right for us to develop and commercialize certain licensed products based on Selected Variants in the uniQure Field, or New Variants in the uniQure Field, to deliver transgene constructs that affect the uniQure Targets (“4DMT Proposed Products”). Pursuant to the Second uniQure Agreement, under certain circumstances, uniQure may propose to us, and we may grant to uniQure a non-exclusive right for uniQure to develop and commercialize certain licensed products using any new AAV capsid variants developed under the agreement that are not New Variants in the uniQure Field to deliver transgene constructs that affect targets other than the uniQure Targets (“uniQure Proposed Products”). If either party obtains the rights to develop and commercialize a 4DMT Proposed Product or a uniQure Proposed Product, as applicable, such party will be required to pay the other party royalties on worldwide annual net sales of such products at a mid-single digit percentage rate, subject to specified reductions. These royalties will be payable on a product-by-product basis during the uniQure Royalty Term for such products. The party receiving such license will also be required to pay the other party a portion of the amounts that it may receive for licensing or sublicensing to third parties rights for such 4DMT Proposed Products or uniQure Proposed Products, as applicable, at a rate between mid-single digit to mid-twenties percentages depending on the stage of development at which the sublicense is granted.

Each of the Amended and Restated uniQure Agreement and the Second uniQure Agreement will expire on the expiration of all payment obligations of the parties under such agreement. Each party may terminate either agreement for the other party’s insolvency or bankruptcy. Each party may also terminate either agreement in its entirety in some circumstances or on an indication-by-indication basis if the other party fails to cure its material breach under the applicable agreement within 90 days of receiving notice, subject to an additional cure period in accordance with the terms of such agreement. uniQure may terminate either agreement upon 90 days’ prior written notice. If we terminate either agreement for uniQure’s material breach, insolvency or bankruptcy or if uniQure terminates either agreement for convenience, the rights to the Selected Variants, and products containing such Selected Variants, or the New Variants, and products containing such New Variants, as applicable, generally revert back to us. If uniQure terminates either agreement for our material breach under the applicable agreement, insolvency or bankruptcy, uniQure may retain its rights to the intellectual property license grant under such agreement and uniQure’s payment obligations will survive.

Exclusive License and Agreements with The Regents of the University of California and The Trustees of the University of Pennsylvania

In December 2013, we entered into two Exclusive License and Bailment Agreements (the “2013 UC Agreements”) with The Regents of the University of California (the “UC Regents”) with one of the agreements covering AAV2 capsid mutants with novel properties for enhanced performance in genetic medicine and the other covering AAV for enhanced gene delivery in the presence of neutralizing antibodies. Under both 2013 UC Agreements, the UC Regents granted us an exclusive, sublicensable license under certain patent rights to make, use, sell, offer to sell, and import products and services, and to practice methods in the United States and foreign countries where the licensed patent rights exist. The license grant under one of the 2013 UC Agreements is in all fields of use and the license grant under the other 2013 UC Agreement is in all fields of use, with the exception of the ophthalmic field. We agreed to certain general and specific diligence obligations under both 2013 UC Agreements in connection with the development, manufacture and sales of the licensed products, services and methods.

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

In July 2021, the Company entered into an Exclusive License Agreement (the “UC/UPenn Agreement”) with the UC Regents and the Trustees of the University of Pennsylvania (“UPenn”) to license intellectual property related to certain AAV vectors. The UC Regents and UPenn granted us an exclusive, sublicensable license to make, use, sell, offer to sell, and import products and services, and to practice methods in the United States and foreign countries where the licensed patent rights exist. The license grant under the UC/UPenn Agreement is in all therapeutic and prophylactic fields of use and excludes diagnostic uses. We agreed to certain general and specific diligence obligations under the UC/UPenn Agreement in connection with the development, manufacture and sales of the licensed products, services and methods.

In July 2021, the Company paid a non-refundable license fee of $100,000 to the UC Regents upon execution of the agreement. The Company is obligated to pay a non-refundable license maintenance fee of $10,000 on the one-year anniversary of the contract effective date and each year thereafter, except years for which the Company has paid royalties on the net sales of a licensed product. In addition, the Company is obligated to make certain contingent payments including (i) development sales milestones up to $3.9 million, (ii) low single digit percentage rate royalties on the net sales of its licensed products that consists of a minimum annual royalty of up to $0.1 million per year for the term of the Agreement beginning in the first calendar year after the year in which net sales first occurred and (iii) sublicense consideration in the mid-single digits to the low twenties percentage rate range on any future sublicensing arrangements the Company may enter into with third-party licensees, which we may reduce if we sublicense any of our own or third-party patent rights under the sublicense grant based on the relative value of the sublicensed patents. Under the UC/UPenn Agreement, royalties are payable until the expiration of the last-to-expire licensed patent right covering the licensed product, services or method, at which time the agreement shall expire. The UC Regents or UPenn may terminate the UC/UPenn Agreement if we fail to cure a breach of the agreement within 60 days of notice. If we fail to meet our diligence obligations, the UC Regents has the right to either terminate the agreement or to reduce our exclusive license to a non-exclusive license, after giving us 60 days to cure or request arbitration. We may terminate the UC/UPenn Agreement at-will in its entirety or with respect to any portion of the licensed patent rights upon 90 days prior written notice. On February 22, 2023, we provided 90 days written notice to UC and UPenn to terminate the UC/UPenn Agreement its entirety at-will. Accordingly, the effective Termination Date of the UC/UPenn Agreement is May 23, 2023.

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

In April 2020, CFF made a $10.0 million investment in our Series C redeemable convertible preferred stock financing. In return for the investment, CFF received shares of our Series C redeemable convertible preferred stock, and we and CFF entered into a Funding Agreement (the Funding Agreement). Pursuant to the terms of the Funding Agreement, we agreed to use the proceeds of the CFF investment to support development of 4D-710, our product candidate for the treatment of cystic fibrosis, and to match CFF’s support for the product candidate. As provided under the Funding Agreement, following acceptance by the FDA in October 2021 of our IND for 4D-710 (“Acceptance”), CFF made an additional $4.0 million investment (the “Subsequent Investment”), in exchange for 125,715 shares of the Company’s common stock. We have agreed to use the additional $4.0 million from the Subsequent Investment to support development of 4D-710 and to match CFF’s support of the product candidate. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

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
•
submission to the FDA of an IND, which must become effective before clinical trials may begin;
•
approval by an Institutional Review Board (IRB) or ethics committee at each clinical site before the trial is commenced;
•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices (“GCP”); and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

In addition to the submission of an IND to the FDA, under the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”), supervision of certain human gene transfer trials may also require evaluation and assessment by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to the public health or the environment, and such assessment may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality, and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase IV post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

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

Biosimilars and Exclusivity

The Affordable Care Act, signed into law in 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study(ies). Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, pricing reporting, and transparency laws and regulations with respect to payments and other transfers of value made to physicians and other healthcare professionals, as well as similar foreign laws in the jurisdictions outside the U.S. Violation of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement fines, additional reporting requirements and oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs, and imprisonment.

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

Data Privacy and Security Laws

Pharmaceutical companies may be subject to domestic and foreign privacy, security and data breach notification laws, which are rapidly evolving in many jurisdictions worldwide. In the United States, federal and state health information laws may govern the collection, use, disclosure and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

Cybersecurity

In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information regarding trial participants in connection with clinical trials, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require monitoring and detection programs, network security measures, encryption of critical data, and security assessment of suppliers. We maintain various protections designed to safeguard against cyberattacks, including firewalls, virus detection software, authentication tools, supplier cyber risk assessments and ongoing awareness training. We have established and test our incident response plan and we protect against business interruptions by backing up our key systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess the effectiveness of our data security practices. A third party security partner conducts regular network security reviews, scans, and assessments. In addition, we maintain insurance that includes cybersecurity coverage.

Our cybersecurity program is led by our Vice President of IT and Senior Director of IT Operations and Security. The program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information. Our cybersecurity team reports to the Audit Committee quarterly on information security and cybersecurity matters, or as needed. Our Audit Committee, which is comprised of several members from our Board of Directors, has oversight responsibility for our data security practices and we believe the committee has the requisite skills and visibility into the design and operation of our data security practices to fulfill this responsibility effectively.

Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors – Risks Related to Our Operations” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product, particularly for genetic medicine products where the Centers for Medicare & Medicaid Services (“CMS”) and other third-party payors in the United States have not yet established a uniform policy of coverage and reimbursement. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of us placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available, or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional Congressional action. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price beginning January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Employees and Human Capital

As of December 31, 2022, we had 140 full-time employees. Of these employees, 104 are engaged in research and development and 39 hold M.D. or Ph.D. degrees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human resources objectives include, as applicable, identifying, recruiting, developing, managing, retaining, incentivizing and integrating our employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Facilities

We lease approximately 59,000 square feet of office and laboratory space in Emeryville, California under leases agreements that expire in July 2024 and December 2029. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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
•
All of our product candidates are based on a novel AAV genetic medicine technology with which there is limited regulatory and clinical experience to date, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Further, the regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities.
•
Gene therapies are novel, complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization programs, limit the supply of our products or otherwise seriously harm our business.
•
Adverse public perception or regulatory scrutiny of genetic medicine technology may negatively impact the developmental progress or commercial success of products that we develop alone or with collaborators.
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

We are a clinical-stage genetic medicine company pioneering the development of product candidates using our targeted and evolved AAV vectors. We commenced operations in September 2013, have no products approved for commercial sale and have not generated any product revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. If our product candidates are not successfully developed and approved, we may never generate any product revenue. To date, we have not completed any clinical trials (including any pivotal clinical trial), obtained marketing approval for any product candidates, manufactured commercial scale quantities of any of our product candidates or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and early stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will be seriously harmed.

We have had recurring net losses, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred recurring net losses, including net losses of $107.5 million and $71.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $314.5 million.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

As of December 31, 2022, we had $218.5 million in cash and cash equivalents and marketable securities.

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
•
coverage and reimbursement policies with respect to our genetic medicine product candidates and potential future drugs that compete with our products, if approved;
•
expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•
the level of demand for our genetic medicine products, if approved, which may vary significantly over time;
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

Risks Related to the Research, Discovery, Development and Commercialization of Our Product Candidates

All of our product candidates are based on a novel AAV genetic medicine technology with which there is limited regulatory and clinical experience to date, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Further, the regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities.

All of our product candidates are based on genetic medicine technology, and our future success depends on the successful development of this novel therapeutic approach. We cannot assure you that any development problems we or other genetic medicine companies experience in the future related to genetic medicine technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical study requirements of the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, European Medicines Agency (“EMA”) or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, few genetic medicine products have been approved by the FDA or comparable foreign regulatory authorities, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

Regulatory requirements governing genetic medicine products have evolved and may continue to change in the future. For example, the FDA has established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of genetic medicine and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and the requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.

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

Similarly, the EMA governs the development of gene therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for genetic medicine products and require that we comply with these new guidelines.

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

Adverse public perception or regulatory scrutiny of genetic medicine technology may negatively impact the developmental progress or commercial success of product candidates that we develop alone or with collaborators.

The developmental and commercial success of our current product candidates, or any that we develop alone or with collaborators in the future, will depend in part on public acceptance of the use of genetic medicine technology, including the use of AAVs, for the prevention or treatment of human diseases. Adverse public perception of gene therapies may negatively impact our ability to raise capital or enter into strategic agreements for the development of product candidates.

Genetic medicine remains a novel technology. The commercial success of our genetic medicine product candidates, if successfully developed and approved, may be adversely affected by claims that genetic medicine is unsafe, unethical or immoral. This may lead to unfavorable public perception and the inability of any of our product candidates to gain the acceptance of the public or the medical community. Unfavorable public perceptions may also adversely impact our or our collaborators’ ability to enroll clinical trials for our product candidates. Moreover, success in commercializing any product candidates that receive regulatory approval will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of such product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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

In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures were implemented, and may be implemented again to the extent eased, across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will be negatively affected by COVID-19, which could seriously harm our business. Further, in response to COVID-19 health guidance measures and concerns, we have implemented a work-from-home policy for all staff members excluding those working in certain laboratory and manufacturing functions and those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise seriously harm our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories will be delayed.

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

The COVID-19 pandemic continues to rapidly evolve, including the spread of new variants that have proven to be more contagious and deadly. The extent to which the COVID-19 pandemic may affect our clinical trials, business, financial condition and results of operations will depend on future developments (such as the prevalence of new variants, difficulties in the vaccine rollout or reluctance of individuals to get inoculated), which are highly uncertain and cannot be predicted at this time. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations and could seriously harm our business.

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
•
failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements (“GCP”) or applicable regulatory guidelines in other countries;
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

•
transfer of manufacturing processes to larger-scale facilities operated by a contract CMO or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
•
third parties being unwilling or unable to satisfy their contractual obligations to us; and
•
adverse public perception or regulatory scrutiny of genetic medicine technology may negatively impact the developmental progress or commercial success of products that we develop alone or with collaborators.

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

Separately, in response to the COVID-19, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could seriously harm our business.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the indications for which we have product candidates, including XLRP, choroideremia, Fabry disease, wet AMD, and cystic fibrosis lung disease. Certain of our competitors have commercially approved products for the treatment of the diseases that we are pursuing or may pursue in the future, including Biogen, Roche, Sanofi, Takeda and Vertex. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to our product candidates. Companies that we are aware are developing therapeutics in the ophthalmology, cardiology and pulmonology disease areas include large companies with significant financial resources, such as Allergan, Biogen, Novartis, Pfizer, Regeneron, Roche, Sanofi, Takeda and Vertex, and biopharmaceutical companies such as Adverum, Amicus, Kodiak Sciences, Krystal, REGENXBIO, Sangamo, and Spirovant. In addition to competition from other companies targeting ophthalmology, pulmonology, and cardiology any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

Although we are in process of expanding internal manufacturing capabilities, we currently rely, and expect to continue to rely, on third parties for the production of some of our preclinical study and planned clinical trial materials and, therefore, we can control only certain aspects of their activities. The facilities used by us and our contract manufacturers to manufacture certain of our product candidates must be reviewed by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP for manufacture of our products. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to obtain and/or maintain regulatory approval for our products as manufactured at their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, l confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, or if the sponsor fails to conduct required confirmatory studies in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for any of our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

In addition, if a product receives the first FDA approval for the disease or condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for a disease or condition broader than the orphan designated disease or condition and may be lost if the FDA later determines that the request for designation was materially defective. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with for the same condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

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
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs (“VA”) hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if approved. Increasingly, other third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. For genetic medicine and other products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, that the level of reimbursement will be sufficient.

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

We rely on various CROs to obtain NHPs for use in vector discovery and preclinical development work. In February 2023, we were informed that Charles River Laboratories (Charles River), one of our primary suppliers of NHPs, received a subpoena from the United States Department of Justice with respect to its importation of NHPs from Cambodia. Charles River reported that it has voluntarily suspended NHP shipments from Cambodia at this time. If we are unable to secure adequate supply of NHPs from Charles River or other CROs, or the shortage of NHPs causes the price of NHPs to rise substantially, certain of our vector discovery projects and preclinical development efforts will be delayed, and the cost of conducting discovery projects and preclinical development activities may substantially increase. Such delays or cost increases could materially adversely affect our discovery and preclinical development activities and our business.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, we have one granted patent (U.S. patent no. 11,136,557) and three pending patent applications (U.S. patent application nos. 16/486,681, 17/725,289 and 17,468,290), that were made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. U.S. patent no. 11,136,557 was made with the support of U.C. Berkeley and relates to our A101 vector. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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

We rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. We have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees and consultants. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant or third party with authorized access. Our security measures may not prevent an employee, consultant, collaborator or third party from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our product candidates that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions.

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

We currently are reliant upon licenses of certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology, including technology related to our product candidates. For example, we rely on our exclusive license agreements with U.C. Berkeley for certain rights with respect to the intellectual property covering certain compositions of matter and methods of use of certain AAV variants related to our 4D-710 and 4D-725 product candidates. These and other licenses we may enter into in the future may not provide adequate rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. As a result, we may not be able to develop and commercialize our technology and product candidates in fields of use and territories for which we are not granted rights pursuant to such licenses.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make genetic medicine products that are similar to our product candidates or utilize similar genetic medicine technology but that are not covered by the claims of the patents that we own or have exclusively licensed;
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

As of December 31, 2022, we had 140 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the current COVID-19 pandemic or other factors such as increased inflation or closure of or liquidity issues at financial institutions (including, for example, Silicon Valley Bank) could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. Despite the implementation of security measures, our internal information technology systems and those of our collaborators, future CROs and other contractors and consultants may be vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, denial or degradation of service attacks, unauthorized access or use, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic, we and our third party service providers and partners may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Our third party service providers and partners are also subject to these heightened risks. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position.

We and certain of our service providers have experienced certain cyberattacks and security incidents from time to time. Although to our knowledge we have not experienced any significant system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information or other similar disruptions. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of clinical trial data or personal data, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media, and other parties pursuant to privacy and security laws. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their information technology systems could also seriously harm our business. Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any applicable insurance policies.

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
As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively, “HIPAA”), imposes, among other things, certain standards on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the CCPA on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA, which went into effect on January 1, 2023, significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Utah, and Connecticut, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. For example, in July 2020, the CJEU limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (“SCCs”). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As the enforcement landscape further develops, and supervisory authorities issue further guidance on – and revised SCCs for - international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. Failure or perceived failure to comply with the GDPR, the UK GDPR, and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, affect our compliance with contracts entered into with our partners, collaborators and other third-party payors, and could have an adverse effect on our reputation, business and financial condition.

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

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We currently have research coverage by seven financial analysts. If one or more of these analysts should drop research coverage of us or if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 55% of our outstanding common stock as of December 31, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) practices of companies. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as an investment or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Emeryville, California, where we lease approximately 59,000 square feet of office, research and development, engineering and laboratory space pursuant to lease agreements that expire in July 2024 and December 2029. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a liability for such matters when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “FDMT” since December 11, 2020. Prior to this date, there was no public market for our common stock.

Holders of Common Stock

As of March 13, 2023, there were approximately 17 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

None.

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

Overview

We are a clinical-stage biotherapeutics company harnessing the power of directed evolution for targeted genetic medicines. We seek to unlock the full potential of genetic medicines using our platform, Therapeutic Vector Evolution, which combines the power of directed evolution with our approximately one billion synthetic AAV capsid-derived sequences to invent evolved vectors for use in our products. We believe key features of our targeted and evolved vectors will help us to potentially create targeted genetic medicine product candidates with improved therapeutic profiles. These profiles will allow us to treat a broad range of large market diseases, unlike most current genetic medicines that generally focus on rare or small market diseases.

We have built a deep portfolio of genetic medicine product candidates, with five product candidates in clinical trials: 4D-150 for the treatment of wet age-related macular degeneration ("wet AMD") and diabetic macular edema (“DME”), 4D-125 for the treatment of X-linked retinitis pigmentosa ("XLRP"), 4D-110 for the treatment of choroideremia, 4D-710 for the treatment of cystic fibrosis lung disease, and 4D-310 for the treatment of Fabry disease cardiomyopathy. In addition, we have two product candidates in preclinical studies: 4D-175 for geographic atrophy (“GA”) and 4D-725 for alpha-1 antitrypsin deficiency lung disease.

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

Our net losses were $107.5 million and $71.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $314.5 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, if approved.

We will require substantial additional funding to support our continuing operations and further the development of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaborations, strategic partnerships, or other strategic arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

The extent of the impact of the continuing COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on our key scientific and management personnel.

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future. The primary drivers for revenue consist of the following:

•
uniQure: In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue in August 2019. We began recognizing revenue related to uniQure in 2020 and expect to recognize the remaining revenue under the agreement in 2023. We recognized revenue of $3.1 million during the year ended December 31, 2022 related to this agreement. See Note 7 to our financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.
•
Roche: In November 2017, we entered into a collaboration and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”). We received an upfront payment of $21.0 million in 2017, were reimbursed for our internal and third-party costs and were entitled to contingent payments, including milestone payments. In 2020, we received milestone payments totaling $10.0 million, which were comprised of a $5.0 million milestone payment upon the release of clinical trial material for our Phase 1 clinical trial for 4D-110 to treat choroideremia in the second quarter of 2020 and an additional $5.0 million milestone payment upon dosing our first patient in the trial in the third quarter of 2020. We began recognizing revenue related to this agreement in 2017. In June 2021, we received notice of termination of the collaboration and license agreement from Roche. The termination became effective on September 16, 2021. There was no revenue from Roche in 2022. See Note 7 to our financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

Future collaboration and license revenue is highly dependent on the successful development and commercialization of products by our collaboration partners, which is uncertain, and revenue may fluctuate significantly from period to period. Additionally, we may never receive the consideration from our license agreements that is contemplated for option fees, development and sales-based milestone payments or royalties on sales of licensed products, given the contingent nature of these payments. Our collaboration and license revenue in 2022 was primarily from uniQure.

Operating Expenses

Research and Development

Our research and development expenses primarily consist of costs incurred for the discovery and preclinical and clinical development of our product candidates. These expenses include salaries and personnel-related costs, including stock-based compensation of our scientific personnel performing research and development activities; laboratory supplies; research materials; fees paid to CROs to execute preclinical studies and clinical trials; fees paid to CMOs to manufacture materials for preclinical studies and clinical trials; fees related to obtaining technology licenses; consulting costs; costs related to seeking regulatory approval of our product candidates; and allocated facility-related costs, information technology costs, depreciation expense, and other overhead.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expense for our personnel in executive, finance and accounting, human resources, business development, and other administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, accounting and tax services, allocated overhead, including rent, equipment, depreciation, information technology costs and utilities, and other general operating expenses not otherwise classified as research and development expenses.

We expect our general and administrative expenses to increase as a result of increased personnel-related costs, patent costs for our product candidates, consulting, legal and accounting services associated with maintaining compliance with stock exchange listing and requirements of the SEC, investor relations costs, director and officer insurance premiums, and other costs associated with being a public company.

Other Income (Expense), Net

Our other income (expense) primarily consists of interest income earned on our cash equivalents, and marketable securities and adjustments for the change in the fair value of our derivative liability which must be remeasured at each reporting period.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenue:
Collaboration and license revenue	$3,129	$18,038	$(14,909)	-83%
Operating expenses:
Research and development	80,253	61,360	18,893	31%
General and administrative	32,908	28,011	4,897	17%
Total operating expenses	113,161	89,371	23,790	27%
Loss from operations	(110,032)	(71,333)	(38,699)	54%
Other income (expense), net	2,538	16	2,522	15763%
Net loss	$(107,494)	$(71,317)	$(36,177)	51%

Revenue

Revenue for the year ended December 31, 2022 decreased by $14.9 million, or 83%, from the year ended December 31, 2021 primarily as a result of a $17.2 million decrease in revenue recognized under our collaboration and license agreement with Roche due to its termination in September 2021, partially offset by a $2.3 million increase in revenue recognized under our collaboration and license agreement with uniQure.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Research and development trials and consumables expenses	$30,886	$26,335	$4,551	17%
Payroll and personnel expenses	38,037	26,448	11,589	44%
Facilities and other research and development expenses	11,330	8,577	2,753	32%
Total research and development expenses	$80,253	$61,360	$18,893	31%

Research and development expenses for the year ended December 31, 2022 increased $18.9 million, or 31%, from the year ended December 31, 2021. The increase was due to the following:

•
a $4.6 million increase in research and development trials and consumables expense primarily due to higher clinical trial costs of $5.1 million and consumables of $4.3 million, offset by lower preclinical costs of $3.7 million and lower other outside service costs of $1.1 million;
•
an $11.6 million increase in payroll and personnel expenses due to increased headcount of research and development personnel, including a $2.4 million increase in employee stock-based compensation expense; and
•
a $2.7 million increase in facilities and other research and development expenses primarily for allocated overhead, including rent, equipment, depreciation, information technology costs and utilities.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 increased $4.9 million, or 17%, from the year ended December 31, 2021. The increase was due to:

•
a $3.0 million increase in personnel costs due to increased headcount of general and administrative personnel, including a $0.9 million increase in employee stock-based compensation expense;
•
a $0.6 million increase in professional services, including legal, accounting and other advisory services; and
•
a $1.3 million increase in other costs mainly consulting services and facilities-related expenses.

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

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in April 2022 (the “S-3 Registration Statement”). In March 2022, we also entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the "2022 ATM Offering Program"). As of December 31, 2022, no shares of the Company's common stock were sold pursuant to the Sales Agreement. As of March 3, 2023, $90.1 million of common stock remained available for sale under the Sales Agreement.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $218.5 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $314.5 million at December 31, 2022. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

We believe that our existing cash and cash equivalents will allow us to fund our planned operations for at least one year from the date of the issuance of the financial statements for the year ended December 31, 2022.

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

We do not have any committed external sources of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to complete the clinical development for the product candidates for treatment of wet AMD, DME, GA, cystic fibrosis lung disease, alpha-1 antitrypsin deficiency lung disease, Fabry disease cardiomyopathy, XLRP, choroideremia or any other indication we may pursue. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders. Further, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and the war in Ukraine.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(86,685)	$(69,134)
Net cash used in investing activities	(17,050)	(172,680)
Net cash provided by financing activities	3,085	118,089
Net decrease in cash and cash equivalents	$(100,650)	$(123,725)

Net Cash Used in Operating Activities

Net cash used in operating activities was $86.7 million for the year ended December 31, 2022. This was primarily due to the net loss of $107.5 million partially offset by a change of $22.1 million in noncash charges and by a net change of $1.3 million in our operating assets and liabilities. The noncash charges primarily consisted of stock-based compensation expense of $17.1 million, depreciation and amortization of $2.4 million, amortization of operating lease right-of-use assets of $1.5 million and amortization/accretion of premium/discount on marketable securities of $1.1 million. The change in operating assets and liabilities was primarily due to a $3.1 million decrease in deferred revenue, $1.6 million decrease in accounts payable, $0.3 million decrease in operating lease liabilities, offset by an increase of $2.5 million in accrued and other liabilities and a $1.2 million decrease in prepaid expenses and other current assets.

Net cash used in operating activities was $69.1 million for the year ended December 31, 2021. This was primarily due to the net loss of $71.3 million partially offset by a change of $17.7 million in noncash charges and by a net change of $15.5 million in our operating assets and liabilities. The noncash charges primarily consisted of stock-based compensation expense of $13.8 million, depreciation and amortization of $1.5 million and the amortization of operating lease right-of-use assets of $1.5 million. The change in operating assets and liabilities was primarily due to a $14.7 million decrease in deferred revenue and a $4.2 million increase in prepaid expenses and other current assets primarily offset by a $2.3 million increase in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $17.0 million for the year ended December 31, 2022, consisting of purchases of marketable securities of $153.3 million, as well as purchases of property and equipment of $11.5 million, offset by the maturities of marketable securities of $147.8 million.

Net cash used in investing activities was $172.7 million for the year ended December 31, 2021, consisting of purchases of marketable securities of $168.6 million, as well as purchases of property and equipment of $9.1 million, offset by the maturities of marketable securities of $5.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.1 million for the year ended December 31, 2022, which was due to proceeds received from the issuance of common stock upon exercise of stock options of $2.7 million and from ESPP purchases of $0.8 million, offset by payment of offering costs of $0.5 million.

Net cash provided by financing activities was $118.1 million for the year ended December 31, 2021, primarily comprised of $114.3 million in net proceeds from offerings, as well as proceeds received from the issuance of common stock upon exercise of stock options and warrants of $3.4 million and from ESPP purchases of $0.4 million.

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

As of December 31, 2022, our principal commitments consisted of obligations under our operating lease for our headquarters. Please see Note 9 to our financial statements included elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2022, the unrecognized stock-based compensation expense related to stock options was $37.1 million and is expected to be recognized as expense over a weighted-average period of approximately 2.2 years. The intrinsic value of all outstanding stock options as of December 31, 2022 was approximately $48.0 million, of which approximately $20.2 million related to vested options and approximately $27.8 million related to unvested options.

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

As a result, the information in this report in the future may be different from what you might receive from other public reporting companies.

Recent Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this report for information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $218.5 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form-10K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting within 120 days after December 31, 2022 (the “Proxy Statement”) and is incorporated in this Annual Report on Form 10-K by reference.

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

(3)
Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	6/17/22	3.1

4.1	Description of Securities of the Registrant.				X

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 29, 2020, among the Registrant and the investors party thereto.	S-1/A	12/7/20	4.3

10.1(a)#	2015 Equity Incentive Plan.	S-1	11/17/20	10.1(a)

10.1(b)#	Form of Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	11/17/20	10.1(b)

10.2(a)#	2020 Incentive Award Plan.	S-8	12/15/20	99.2(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(d)

10.3#	2020 Employee Stock Purchase Plan.	S-8	12/15/20	99.3

10.4†	Form of Indemnification Agreement for directors and officers.	S-1/A	12/7/20	10.4

10.5†	Collaboration and License Agreement, dated November 16, 2017, among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.	S-1	11/17/20	10.5

10.6†	Amended and Restated Collaboration and License Agreement, dated August 6, 2019, between the Registrant and uniQure biopharma B.V.	S-1	11/17/20	10.6

10.7†	Collaboration and License Agreement, dated August 6, 2019, by and between the Registrant and uniQure biopharma B.V.	S-1	11/17/20	10.7

10.8†	Exclusive License and Bailment Agreement, dated December 19, 2013, between the Registrant and The Regents of the University of California.	S-1/A	12/7/20	10.8

10.9†	Exclusive License and Bailment Agreement, dated December 19, 2013, between the Registrant and The Regents of the University of California.	S-1/A	12/7/20	10.9

10.10#	Offer Letter, dated March 20, 2015 between David Kirn, M.D. and the Registrant.	S-1/A	12/7/20	10.10

10.11#	Employment Agreement, dated January 15, 2019 between Peter Francis, M.D., Ph.D. and the Registrant.	S-1/A	12/7/20	10.11

10.12#†	Offer Letter, dated January 4, 2019 between August Moretti and the Registrant.	S-1/A	12/7/20	10.12

10.13#	Change in Control and Severance Agreement, dated September 22, 2021, by and between David Kirn and 4D Molecular Therapeutics, Inc.	8-K	9/24/21	10.13

10.14#	Change in Control and Severance Agreement, dated September 22, 2021, by and between August Moretti and 4D Molecular Therapeutics, Inc.	8-K	9/24/21	10.14

10.15#	Change in Control and Severance Agreement, dated September 22, 2021, by and between Robert Stephen Fishman and 4D Molecular Therapeutics, Inc.	8-K	9/24/21	10.15

10.16#	Change in Control and Severance Agreement, dated September 22, 2021, by and between Fred Kamal and 4D Molecular Therapeutics, Inc.	10-Q	11/10/21	10.16

10.17#	Restated Amended and Restated Non-Employee Director Compensation Policy.	10-Q	5/12/22	10.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on the signature page of this Form 10-K).				X

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

4D Molecular Therapeutics, Inc.

Date: March 15, 2023	By:	/s/ David Kirn
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

Name	Title	Date

/s/ David Kirn	Chief Executive Officer and Director	March 15, 2023
David Kirn, M.D.	(Principal Executive Officer)

/s/ August J. Moretti	Chief Financial Officer	March 15, 2023
August J. Moretti	(Principal Financial and Accounting Officer)

/s/ John F. Milligan	Executive Chairman	March 15, 2023
John F. Milligan, Ph.D.

/s/ Jacob Chacko	Director	March 15, 2023
Jacob Chacko, M.D., MBA

/s/ Noriyuki Kasahara	Director	March 15, 2023
Noriyuki Kasahara, M.D., Ph.D.

/s/ Susannah Gray	Director	March 15, 2023
Susannah Gray, MBA

/s/ Nancy Miller-Rich	Director	March 15 2023
Nancy Miller-Rich

/s/ Charles P. Theuer	Director	March 15, 2023
Charles P. Theuer, M.D., Ph.D.

/s/ Shawn Cline Tomasello	Director	March 15, 2023
Shawn Cline Tomasello, MBA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 4D Molecular Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 4D Molecular Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for leases in 2021.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 15, 2023

We have served as the Company’s auditor since 2016.

4D Molecular Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$52,351	$153,001
Marketable securities	161,203	94,776
Accounts receivable	—	47
Prepaid expenses and other current assets (includes $0 and $285 at December 31, 2022 and 2021, respectively, attributable to related parties)	6,957	8,456
Total current assets	220,511	256,280
Marketable securities, long-term	4,908	67,652
Property and equipment, net	22,262	14,391
Operating lease right-of-use assets, net	13,085	14,562
Other assets	1,080	602
Total assets	$261,846	$353,487
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,322	$4,764
Accrued and other current liabilities	8,870	7,744
Deferred revenue	884	2,599
Operating lease liabilities, current portion	2,655	1,231
Total current liabilities	15,731	16,338
Deferred revenue, net of current portion	1,076	2,491
Derivative liability	212	214
Operating lease liabilities, long-term portion	13,469	15,217
Other liabilities	21	120
Total liabilities	30,509	34,380
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at December 31, 2022 and 2021; 32,626,627 and 32,224,524 shares issued and outstanding at December 31, 2022 and 2021, respectively	3	3
Additional paid-in capital	547,020	526,523
Accumulated other comprehensive loss	(1,196)	(423)
Accumulated deficit	(314,490)	(206,996)
Total stockholders’ equity	231,337	319,107
Total liabilities and stockholders’ equity	$261,846	$353,487

The accompanying notes are an integral part of these financial statements

4D Molecular Therapeutics, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
Collaboration and license revenue	$3,129	$18,038
Operating expenses:
Research and development (includes $306 and $935 for the years ended December 31, 2022 and 2021, respectively, attributable to related parties)	80,253	61,360
General and administrative	32,908	28,011
Total operating expenses	113,161	89,371
Loss from operations	(110,032)	(71,333)
Other income (expense):
Interest income	2,573	137
Other expense, net	(35)	(121)
Total other income (expense), net	2,538	16
Net loss	$(107,494)	$(71,317)
Net loss per share, basic and diluted	$(3.32)	$(2.57)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	32,351,221	27,730,420

The accompanying notes are an integral part of these financial statements

4D Molecular Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(107,494)	$(71,317)
Other comprehensive loss:
Net unrealized loss on marketable securities	(773)	(423)
Total comprehensive loss	$(108,267)	$(71,740)

The accompanying notes are an integral part of these financial statements.

4D Molecular Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	26,681,983	$3	$392,063	$—	$(135,679)	$256,387
Issuance of common stock upon exercise of stock options and warrants	646,417	—	3,905	—	—	3,905
Issuance of common stock upon offerings, net of $7,660 issuance cost	4,875,715	—	115,090	—	—	115,090
Issuance of common stock warrant	—	—	1,146	—	—	1,146
Stock-based compensation expense	—	—	13,799	—	—	13,799
Issuance of common stock - 2020 ESPP	20,409	—	433	—	—	433
Vesting of common stock warrants issued for services	—	—	87	—	—	87
Net unrealized loss on marketable securities	—	—	—	(423)	—	(423)
Net loss	—	—	—	—	(71,317)	(71,317)
Balances at December 31, 2021	32,224,524	$3	$526,523	$(423)	$(206,996)	$319,107
Issuance of common stock upon exercise of stock options and warrants	291,629	—	2,466	—	—	2,466
Stock-based compensation expense	—	—	17,121	—	—	17,121
Issuance of common stock - 2020 ESPP	110,474	—	823	—	—	823
Vesting of common stock warrants issued for services	—	—	87	—	—	87
Net unrealized loss on marketable securities	—	—	—	(773)	—	(773)
Net loss	—	—	—	—	(107,494)	(107,494)
Balances at December 31, 2022	32,626,627	$3	$547,020	$(1,196)	$(314,490)	$231,337

The accompanying notes are an integral part of these financial statements.

4D Molecular Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(107,494)	$(71,317)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	17,121	13,799
Vesting of common stock warrants in return for services	87	87
Change in fair value of derivative liability	(2)	92
Depreciation and amortization	2,403	1,523
Amortization of right-of-use assets	1,477	1,497
Net amortization (accretion) of premium (discount) on marketable securities	1,059	719
Changes in operating assets and liabilities
Accounts receivable	47	1,439
Prepaid expenses and other current assets	1,235	(4,225)
Other assets	(11)	—
Accounts payable	(1,638)	2,285
Accrued and other liabilities	2,485	689
Deferred revenue	(3,130)	(14,722)
Operating lease liabilities	(324)	(1,000)
Net cash used in operating activities	(86,685)	(69,134)
Cash flows from investing activities
Acquisition of property and equipment	(11,536)	(9,110)
Purchase of marketable securities	(153,313)	(168,570)
Maturities of marketable securities	147,799	5,000
Net cash used in investing activities	(17,050)	(172,680)
Cash flows from financing activities
Issuance of common stock upon offerings, net of issuance costs	—	114,296
Issuance of common stock upon exercise of stock options and warrants	2,730	3,360
Issuance of common stock through 2020 ESPP	823	433
Payment of offering costs	(468)	—
Net cash provided by financing activities	3,085	118,089
Net decrease in cash and cash equivalents	(100,650)	(123,725)
Cash and cash equivalents, beginning of period	153,001	276,726
Cash and cash equivalents, end of period	$52,351	$153,001
Supplemental disclosures of noncash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other liabilities	$937	$2,199
Receivable for common stock issued upon exercise of stock options	$264	$545
Unpaid offering costs	$—	$152
Decrease in right-of-use assets due to reduction in operating lease liabilities upon modification	$—	$(478)
Issuance of common stock warrant to settle liability	$—	$1,146

The accompanying notes are an integral part of these financial statements.

4D Molecular Therapeutics, Inc.

Notes to Financial Statements

1. The Company

4D Molecular Therapeutics, Inc. (the “Company”) was formed as a limited liability company in September 2013 under the name 4D Molecular Therapeutics, LLC. The Company changed its name and converted into a corporation which was incorporated in the state of Delaware in March 2015. The Company is a clinical-stage biotherapeutics company harnessing the power of directed evolution for targeted genetic medicines.

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $314.5 million as of December 31, 2022. The Company believes that its cash and cash equivalents and marketable securities as of December 31, 2022 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these financial statements for the year ended December 31, 2022. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

Due to the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2022. While there was not a material impact to the Company’s financial statements as of December 31, 2022, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to the financial statements in future reporting periods.

Segment Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a company-wide basis for purposes of allocating resources and assessing financial performance.

As of and for the years ended December 31, 2022 and 2021, all of the Company’s long-lived assets were located in the United States and all revenue was earned in the United States.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company’s cash is held at two financial institutions in the United States of America. The Company’s cash equivalents are invested in money market funds. The Company also invests in U.S. Treasuries, U.S. government sponsored agencies, commercial paper and corporate bonds. The Company has not experienced any losses on its deposits of cash and cash equivalents. Such deposits may, at times, exceed federally insured limits.

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Year Ended December 31,
	2022	2021
Customer A	0%	95%
Customer B	99%	*
Total	99%	95%

* Less than 10%

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total accounts receivable are as follows:

	December 31,
	2022	2021
Customer A	0%	100%
Customer B	0%	0%
Total	0%	100%

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Netherlands	$3,094	$736
Switzerland	—	17,181
United States	35	121
Total revenue	$3,129	$18,038

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

Accounts Receivable—Allowance for Doubtful Accounts

The Company regularly reviews accounts receivable for collectability and establishes an allowance for probable credit losses and writes off uncollectible accounts as necessary. The Company has determined that no allowance was required at December 31, 2022 and 2021. The Company did not have any write-offs relating to uncollectible accounts receivable during the years ended December 31, 2022 and 2021.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows, which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is typically measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets in the years ended December 31, 2022 and 2021.

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

Leases

On December 31, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), (“ASC 842”) using the alternative modified retrospective approach effective as of January 1, 2021.

As of January 1, 2021, the Company recognized operating lease right-of-use assets of $16.5 million, and current and noncurrent operating lease liabilities of $2.0 million and $16.1 million, respectively. In connection with the adoption of ASC 842, deferred rent of $1.0 million and lease incentive liability of $0.5 million, which were previously recorded in prepaid expenses and other current assets, accrued and other current liabilities and other liabilities on the balance sheet as of December 31, 2020, were derecognized. The adoption of the standard did not have an impact on the Company's statements of operations or comprehensive loss, stockholders' equity or cash flows.

As of January 1, 2021, the Company elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases. Additionally, the Company elected not to separate lease and non-lease components and not to recognize leases with an initial term of twelve months or less.

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

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to discount lease payments. The incremental borrowing rate represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

Revenue Recognition

The Company determines revenue recognition for arrangements within the scope of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) by performing the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Net Loss Per Share, Basic and Diluted

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares outstanding for the period. For purposes of this calculation, stock options to acquire shares of common stock, common stock warrants, and common stock expected to be issued under the ESPP, are considered potentially dilutive common shares, but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures and does not expect there to be a material impact.

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2022
Assets
Money market funds	$44,447	$—	$—	$44,447
Commercial paper	—	48,872	—	48,872
Corporate bonds	—	47,012	—	47,012
U.S. treasuries	—	63,059	—	63,059
U.S. government sponsored agencies	—	7,168		7,168
Total	$44,447	$166,111	$—	$210,558
Liabilities
Derivative liability	$—	$—	$212	$212
Total	$—	$—	$212	$212

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2021
Assets
Money market funds	$36,556	$—	$—	$36,556
Commercial paper	—	37,535	—	37,535
Corporate bonds	—	94,864	—	94,864
U.S. treasuries	—	30,029	—	30,029
Total	$36,556	$162,428	$—	$198,984
Liabilities
Derivative liability	$—	$—	$214	$214
Total	$—	$—	$214	$214

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

There were no transfers between Level 1, 2 and 3 during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 derivative liability (in thousands):

Balance as of December 31, 2020	$122
Change in fair value included in other income (expense), net	92
Balance as of December 31, 2021	214
Change in fair value included in other income (expense), net	(2)
Balance as of December 31, 2022	$212

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2022 and 2021 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Short-term marketable securities:
Commercial paper	$43,988	$—	$(24)	$43,964
Corporate bonds	47,565	—	(553)	47,012
U.S. treasuries	63,502	1	(444)	63,059
U.S. government sponsored agencies	7,185	12	(29)	7,168
Total short-term marketable securities	$162,240	$13	$(1,050)	$161,203
Long-term marketable securities:
Commercial paper	$5,067	$—	$(159)	$4,908
Total long-term marketable securities	$5,067	$—	$(159)	$4,908

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Short-term marketable securities:
Commercial paper	$32,471	$—	$(4)	$32,467
Corporate bonds	57,315	—	(79)	57,236
U.S. treasuries	5,082	—	(9)	5,073
Total short-term marketable securities	$94,868	$—	$(92)	$94,776
Long-term marketable securities:
Commercial paper	$5,089	$—	$(21)	$5,068
Corporate bonds	37,821	—	(193)	37,628
U.S. treasuries	25,073	—	(117)	24,956
Total long-term marketable securities	$67,983	$—	$(331)	$67,652

All marketable securities held as of December 31, 2022 and 2021 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented. Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's marketable securities. Accrued interest receivable of $0.7 million as of both December 31, 2022 and 2021 is presented separately within the prepaid expenses and other current assets line item in the Company's balance sheets.

As of December 31, 2022 and 2021, the aggregate fair value of securities held by the Company in a continuous unrealized loss position for less than twelve months was $97.5 million and $162.4 million, respectively. As of December 31, 2022 and 2021, the aggregate fair value of securities held by the Company in a continuous unrealized loss position for more than twelve months was $53.7 million and $0 million, respectively.

The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2022.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Machinery and equipment	$11,191	$5,971
Leasehold improvements	16,902	2,527
Furniture and fixtures	566	566
Office equipment	239	165
Computer equipment and software	616	421
Construction in progress	476	10,066
Total property and equipment	29,990	19,716
Less: Accumulated depreciation and amortization	(7,728)	(5,325)
Property and equipment, net	$22,262	$14,391

All property and equipment are maintained in the United States. Depreciation expense was $2.4 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Payroll and related expenses	$5,689	$3,994
Accrued clinical and preclinical study costs	1,355	407
Consulting and professional	1,444	1,573
Other accrued expenses	382	1,770
Total accrued and other current liabilities	$8,870	$7,744

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Year Ended December 31,
	2022	2021
uniQure	$3,094	$736
Roche	—	17,181
CFF	35	121
	$3,129	$18,038

Deferred revenue for each period was as follows (in thousands):

	Deferred Revenue as of December 31,
	2022	2021
uniQure	$566	$3,661
CFF	1,394	1,429
	$1,960	$5,090

The total amount of revenue in the year ended December 31, 2022, which was included in deferred revenue at January 1, 2022, was $3.1 million. The total amount of revenue in the year ended December 31, 2021, which was included in deferred revenue at January 1, 2021, was $15.1 million.

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

The incremental transaction price described in the paragraph above was recorded as deferred revenue given that the Company identified one single combined performance obligation under ASC 606, which includes the licenses to the New Variants, research services and participation in the joint steering committee (“JSC”). Revenue is being recognized using the input method based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. Based on the current estimated timelines, the deferred revenue is expected to be recognized as revenue in 2023.

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

During the years ended December 31, 2022 and 2021, the Company recognized revenue of $3.1 million and $0.7 million under the Amended uniQure Agreement and the Second uniQure Agreement, respectively. As of December 31, 2022 and 2021, deferred revenue relating to uniQure was $0.6 million and $3.7 million, respectively. During the year ended December 31, 2022, the decrease in total budgeted costs for the remaining performance obligation resulted in a $2.2 million increase in revenue recognized related to the performance obligation partially satisfied prior to January 1, 2022. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation was $0.6 million and $3.7 million, respectively.

CRF

In November 2015, the Company entered into a research funding and collaboration agreement (the “CRF Agreement”) with the Choroideremia Research Foundation (“CRF”), a non-profit organization dedicated to finding a cure for choroideremia, a rare inherited disorder that causes progressive vision loss, ultimately leading to complete blindness. The goal of the CRF Agreement is for CRF to contribute funding to help with the advancement of the Company’s choroideremia research program. The Company is responsible for all decision making and execution of any and all of the related activities to be completed in its sole discretion. The initial term of the CRF Research Plan is two years. The agreement includes contribution by the Company to CRF of up to $2.5 million upon certain development or approval milestones. The overall arrangement has automatic extensions of up to three additional years. As of December 31, 2022, no milestones have been achieved.

Revenue was fully recognized for this agreement in the year ended December 31, 2017. There was no deferred revenue relating to the CRF Agreement as of December 31, 2022 and 2021. No amount was due from or to CRF under the CRF Agreement as of December 31, 2022 and 2021.

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

Pursuant to the 2017 Roche Agreement, the Company received a non-refundable upfront payment of $21.0 million as consideration. In addition, the Company was entitled to contingent payments including (i) $1.0 million for each Roche nominated product beyond the first three, (ii) up to $30.0 million upon exercise of the option to convert a product the Company nominated and developed prior to pivotal clinical studies, (iii) development milestone payments of up to $223.0 million, of which $86.0 million related to choroideremia and the rest related to other licensed products; and (iv) sales-based milestones of up to $123.0 million in connection with licensed products. Through December 31, 2022, the Company received $10.0 million for development milestone payments that are non-refundable. The 2017 Roche Agreement also included provisions that entitled the Company to receive royalty payments ranging from the mid-single digits to the mid-teens for the net sales of the licensed products, in each case subject to the reductions in accordance with the terms of the agreement.

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

As a result of the termination of the 2017 Roche Agreement, an adjustment of $8.7 million was made to the transaction price to reflect the decrease in reimbursable costs for the year ended December 31, 2021. The decrease in the transaction price and total budgeted costs for the remaining performance obligation resulted in an $11.1 million increase in revenue recognized in the year ended December 31, 2021 related to the performance obligation partially satisfied prior to January 1, 2021. During the year ended December 31, 2021, the Company recognized revenue of $17.2 million from Roche. The Company did not recognize any revenue under the 2017 Roche Agreement during the year ended December 31, 2022. As of December 31, 2022 and 2021, there was no deferred revenue and no accounts receivable relating to the Roche Agreement. As of December 31, 2022 and 2021, the Company had no remaining performance obligation under the 2017 Roche Agreement.

CFF

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The agreement was subsequently amended in September 2017, August 2018 and February 2021 (all four agreements are collectively referred to as the “CFF Agreement”). The total amount of the award under the CFF Agreement is $3.5 million. As of December 31, 2022 and 2021, the Company achieved milestones totaling $1.8 million and $1.8 million under the CFF Agreement, respectively. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the years ended December 31, 2022 and 2021 was immaterial. As of December 31, 2022 and 2021, deferred revenue relating to the CFF Agreement was $1.4 million and $1.4 million, respectively. There were no accounts receivable from CFF under the CFF Agreement as of December 31, 2022 and 2021. As of each of December 31, 2022 and 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.4 million. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next three years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 15 for further discussion of the embedded derivative.

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

During the years ended December 31, 2022 and 2021, the Company incurred expenses of $0.2 million and $0.3 million, respectively, under the provisions of the outstanding license arrangements.

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

The 5980 Horton Street Building Lease is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of December 31, 2022, the operating lease right-of-use asset and operating lease liability was $1.6 million and $1.9 million, respectively. The discount rate used to determine the lease liability was 7.5%.

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

In May 2019, the Company amended the second lease agreement executed in October 2018 to add additional office, manufacturing and laboratory space (the “Expansion”). The amendment extended the term of the lease to December 31, 2029. The Company did not have to pay rent until December 2019. The lease agreement also included a tenant improvement allowance, which was increased to $2.3 million in February 2021 pursuant to a second amendment to the second lease agreement. As of December 31, 2022 the Company has received $1.9 million of this tenant improvement allowance. The tenant improvement allowance funds improvements to the additional office, manufacturing and laboratory space, which the Company has determined to be lessee owned. The allowance is treated as a reduction of lease payments used to measure the lease liability.

The 5858 Horton Street Building Lease and Expansion is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of December 31, 2022, the operating lease right-of-use asset and operating lease liability was $11.5 million and $14.3 million, respectively. The discount rate used to determine the lease liability was 7.8%.

Total operating lease cost for the years ended December 31, 2022 and 2021 was $2.8 million and $2.6 million, respectively. Cash paid for amounts included in the measurement of lease liabilities was $3.0 million for the year ended December 31, 2022.

Neither of the leases include a general option for the Company to terminate the leases.

The following table summarizes the components of lease expense for the years ended December 31, 2022 and 2021, which are included in operating expenses in the Company’s statements of operations (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$2,787	$2,631
Variable lease cost	1,010	914
Total	$3,797	$3,545

Variable lease payments include amounts relating to common area maintenance and are recognized in the statements of operations as incurred.

The following table summarizes supplemental information related to operating leases:

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term (in years)	6.7	7.6
Weighted-average discount rate	7.8%	7.8%

The following table summarizes the maturities of lease liabilities as of December 31, 2022 (in thousands):

2023	$2,655
2024	3,149
2025	3,244
2026	3,135
2027	2,810
Thereafter	5,875
Total future minimum lease payments	20,868
Less: Amount representing interest	(4,744)
Present value of future minimum lease payments	16,124
Less: Current portion of operating lease liabilities	2,655
Long-term portion of operating lease liabilities	$13,469

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at December 31, 2022. See Note 13 for details of a settlement with a former employee in April 2021.
10. Income Taxes

The Company did not record any income tax expense during the years ended December 31, 2022 and 2021. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

The effective tax rate of the Company’s income tax expense (benefit) differs from the federal statutory rate as follows:

	Year ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
Research tax credit	1.5%	2.1%
Permanent differences	(1.8)%	0.4%
Valuation allowance	(20.7)%	(23.5)%
Provision for income taxes	0.0%	0.0%

The tax effects of temporary differences that give rise to significant components of the deferred taxes are as follows (in thousands):

	December 31,
	2022	2021
Deferred Tax Assets
Net operating loss carryforwards	$47,050	$37,295
Other accrued liabilities	1,921	937
Deferred revenue	539	993
Research tax credits	10,546	8,078
Stock-based compensation expense	4,825	2,618
Intangible asset basis	1,092	907
Operating lease liabilities	4,437	3,460
Capitalized research expenditures	16,172	—
Total deferred tax assets	$86,582	$54,288

Deferred Tax Liabilities
Operating lease right-of-use assets	$(3,600)	$(3,064)
Prepaid expenses	(1,556)	(992)
Total deferred tax liabilities	$(5,156)	$(4,056)
Less: valuation allowance	(81,426)	(50,232)
Total net deferred tax	$—	$—

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $31.2 million during 2022 and $17.4 million during the year ended December 31, 2021. The increase in the valuation allowance for each of the years ended December 31, 2022 and 2021 was primarily driven by net losses incurred, stock-based compensation expense and tax credits generated within the U.S.

The Company had net operating loss (“NOL”) carryforwards of $212.9 million and $177.5 million as of December 31, 2022 and 2021, respectively, available to reduce future taxable income, if any, for federal income tax purposes. $9.5 million of the federal NOL carryforwards expire in 2037 and the remaining $203.4 million carryforward indefinitely.

As of December 31, 2022 and 2021, the Company had federal research and development credit carryforwards of $11.9 million and $8.6 million, respectively, and state research and development credit carryforwards of $7.9 million and $5.9 million, respectively, available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2035 and the state credits carryforward indefinitely.

Utilization of the NOL carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in the expiration of the NOL and tax credit carryforwards before they are utilized. The Company has experienced ownership changes in the past as a result of its Series B redeemable convertible preferred stock financing. As a result of the ownership changes, some of the tax attribute carryforwards may be permanently limited as they will expire unused and such amounts are excluded from our NOLs as of December 31, 2022. Subsequent ownership changes may result in additional limitations.

The reconciliation of the beginning and ending unrecognized tax benefits amounts is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2020	$3,367
Additions for current year tax positions	2,219
Additions for tax positions of prior years	—
Balance as of December 31, 2021	5,586
Additions for current year tax positions	2,687
Additions for tax positions of prior years	—
Balance as of December 31, 2022	$8,273

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2022 and 2021, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will materially increase or decrease during the next 12 months.

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

In accordance with the 2017 Tax Act, research and experimental (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses. The Company recognized a deferred tax asset of $16.2 million for capitalized R&E expenses as of December 31, 2022.

The Inflation Reduction Act of 2022, which includes certain tax measures, was signed into law by President Joe Biden on August 16, 2022. The act contains two main tax provisions:

1.
A new corporate alternative minimum tax imposed on certain corporations meeting average annual financial statement income of more than $1 billion for the three tax-year period, and
2.
An excise tax imposed upon share repurchased by certain publicly traded corporations.

This provision is effective for tax years beginning after December 31, 2022. The Company is evaluating the provisions but does not believe the act will have a material impact.

11. Common Stock

As of December 31, 2022 and 2021, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2022 and 2021, no dividends on common stock had been declared by the board of directors.

As of December 31, 2022 and 2021, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2022	2021
Issuance of common stock under the 2020 Equity Incentive Plan	2,112,039	2,690,097
Issuance of common stock under the 2020 Employee Stock Share Purchase Plan	413,273	498,747
Exercise of options issued and outstanding	5,778,929	3,881,274
Exercise of common stock warrants	53,669	53,669
Total common stock reserved	8,357,910	7,123,787

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

CFF committed to provide an additional $4.0 million of funding upon acceptance of an Investigational New Drug (“IND”) application or its equivalent to allow for human testing of the Funding Agreement Product (“Acceptance”).

The IND was cleared by the U.S. Food and Drug Administration in October 2021, and CFF made the additional investment of $4.0 million in cash for the issuance of 125,715 shares of the Company's common stock to CFF.

Except in the event of a technical failure, the Company is committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of December 31, 2022, the funding commitment has not been fulfilled. A technical failure is defined as a determination by the Company, after consultation with and approval of the PAG that (i) the Funding Agreement Product has failed to reach its intended endpoints due to safety issues, lack of sufficient transgene expression and/or efficacy, each despite commercially reasonable efforts and (iii) the exercise of further commercially reasonable efforts is unlikely to correct such failure. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

12. Stock-based Compensation

2020 Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company's common stock may be issued upon the exercise of incentive stock options. On March 28, 2022, an additional 1,611,226 shares of common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of December 31, 2022, there were 1,931,123 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan. As of December 31, 2022, there were 180,916 shares available for grant under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of December 31, 2022, options to purchase 2,179,709 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors. If an individual owns stock representing more than 10% of the Company’s outstanding shares, the exercise price of each share shall be at least 110% of the fair market value on the date of grant.

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

Stock Options

The following table summarizes the stock options activity for the year ended December 31, 2022:

		Options Outstanding
	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	2,690,097	3,881,274	$19.86	7.97	$24,666
Options authorized	1,611,226	—
Options granted	(2,710,437)	2,710,437	11.52
Options exercised	—	(291,629)	8.49
Options expired	108,913	(108,913)	24.66
Options forfeited	412,240	(412,240)	22.98
Balances at December 31, 2022	2,112,039	5,778,929	$16.21	7.97	$48,050
Shares exercisable, December 31, 2022		2,381,368	$16.18	6.80	$20,163
Shares vested and expected to vest, December 31, 2022		5,778,929	$16.21	7.88	$48,050

The following table is a summary of stock compensation expense for employees and nonemployees by function (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$9,221	$6,847
General and administrative	7,900	6,952
Total stock-based compensation expense	$17,121	$13,799

During the years ended December 31, 2022 and 2021, the Company granted 2,700,437 and 1,521,150 stock options to employees with a weighted-average grant date fair value of $11.20 and $34.46 per share, respectively and 10,000 and 45,000 stock options to nonemployees with a weighted-average grant date fair value of $12.05 and $47.42 per share, respectively. The total fair value of options vested during the years ended December 31, 2022 and 2021 was $15.1 million and $13.8 million, respectively. As of December 31, 2022, the unrecognized stock-based compensation expense of unvested options was $37.1 million and is expected to be recognized over a weighted-average period of 2.2 years.

Stock-based compensation expense recorded for employee options was $16.9 million and $13.3 million for the years ended December 31, 2022 and 2021, respectively. Stock-based compensation expense recorded for nonemployee consultants was $0.2 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

The Company estimates the fair value of employee and nonemployee stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company's stock options was estimated using the following assumptions for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Employee	Nonemployee	Employee	Nonemployee
Expected term	5.9 – 6.1 years	6.0 years	5.8 – 6.3 years	6.3 years
Expected volatility	80.1% – 84.3%	80.7%	80.0% – 84.3%	83.5%
Risk-free interest rate	1.5% – 4.3%	3.0%	0.6% – 1.3%	0.6%
Expected dividend yield	0%	0%	0%	0%

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

The Company recorded less than $0.1 million expense for the above warrants within operating expenses in the statements of operations during each of the years ended December 31, 2022 and 2021.

14. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator
Net loss attributable to common stockholders	$(107,494)	$(71,317)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	32,351,221	27,730,420
Net loss per share, basic and diluted	$(3.32)	$(2.57)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2022	2021
Options issued and outstanding	5,778,929	3,881,274
2020 ESPP	393,289	—
Common stock warrants	53,669	53,669
Total	6,225,887	3,934,943

15. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of $0.0 million to $10.6 million at December 31, 2022 and 2021), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at December 31, 2022 and 2021) and the discount rate (15% at December 31, 2022 and 14.0% at December 31, 2021). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.2 million as of December 31, 2022 and 2021.

16. Related Party Transactions

During the years ended December 31, 2022 and 2021, the Company paid $21,000 and $85,000, respectively, to David Schaffer, Ph.D., a co-founder, and former director and Chief Scientific Advisor of the Company for consulting services while Dr. Schaffer was a director. The Company made no payments to Dr. Schaffer during the year ended December 31, 2022 other than fees earned in his capacity as a member of the Company’s Board of Directors. In April 2019, the Company entered into two sponsored research agreements (“SRAs”) with the UC Regents to conduct research in a research facility on the U.C. Berkeley campus, under the direction of Dr. Schaffer. The SRAs had a three year term that ended in May 2022. Under the SRAs, the Company had an option to license (on a royalty-bearing basis) all intellectual property generated under the SRAs. The total amount the Company was committed to pay to the UC Regents under the SRAs was $1.4 million, which was fully paid as of December 31, 2022. In March 2021, the Company entered into another sponsored research agreement with the UC Regents to conduct research in laboratories on the U.C. Berkeley campus that are under the direction of Dr. Schaffer and another U.C. Berkeley professor covering investigations into how machine learning approaches may enhance AAV capsid engineering (the “Machine Learning SRA”). Pursuant to the Machine Learning SRA, the Company committed to pay the UC Regents a total of $1.4 million, of which $0.4 million was paid as of December 31, 2022. The Machine Learning SRA had a three-year term ending in 2024. The Company could terminate the Machine Learning SRA for convenience and without cause with 60 days’ notice. The Machine Learning SRA was terminated by the Company in March 2022. While the Machine Learning SRA was between the Company and the UC Regents, the payments under the SRA were used to fund the lab under the direction of Dr. Schaffer. As of December 31, 2022 and 2021, accounts payable to the UC Regents related to the SRAs and Machine Learning SRA was $0.0 million. Any patent prosecution costs incurred under the Machine Learning SRA and the SRAs were borne by the Company. In the years ended December 31, 2022, and 2021, the Company recorded $0.3 million and $0.9 million, respectively, of expense related to these agreements.

As of February 2022, the Machine Learning SRA and the SRAs ceased to be related party transactions upon the resignation of Dr. Schaffer from the board of directors of the Company.

17. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $0.9 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

18. Subsequent Events

In March 2022, the Company entered into the Open Market Sales Agreement with Jefferies relating to the sale of shares of its common stock. In accordance with the terms of the Open Market Sales Agreement, the Company may offer shares of its common stock having an aggregate offering price of up to $100 million from time to time through Jefferies, acting as its sales agent. As of March 3, 2023, approximately 0.5 million shares were sold pursuant to the Open Market Sales Agreement for net proceeds to the Company of $9.6 million, after deducting issuance costs. As of March 3, 2023, $90.1 million of the Company's common stock remained available to be sold under the Open Market Sales Agreement, subject to conditions specified in the Open Market Sales Agreement. There were no shares sold under the Open Market Sales Agreement subsequent to March 3, 2023.