Form 10-Q
period 2023-03-31
4D Molecular Therapeutics, Inc.
filed 2023-05-11
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 33,260,378 shares of 4D Molecular Therapeutics, Inc.'s common stock outstanding.

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

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$78,569	$52,351
Marketable securities	121,885	161,203
Prepaid expenses and other current assets	6,586	6,957
Total current assets	207,040	220,511
Marketable securities, long-term	1,405	4,908
Property and equipment, net	21,614	22,262
Operating lease right-of-use assets, net	12,702	13,085
Other assets	1,260	1,080
Total assets	$244,021	$261,846
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,408	$3,322
Accrued and other current liabilities	5,414	8,870
Deferred revenue	778	884
Operating lease liabilities, current portion	2,678	2,655
Total current liabilities	11,278	15,731
Deferred revenue, net of current portion	884	1,076
Derivative liability	219	212
Operating lease liabilities, long-term portion	13,005	13,469
Other liabilities	29	21
Total liabilities	25,415	30,509
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at March 31, 2023 and December 31, 2022; 33,236,768 and 32,626,627 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in-capital	562,045	547,020
Accumulated other comprehensive loss	(270)	(1,196)
Accumulated deficit	(343,172)	(314,490)
Total stockholders’ equity	218,606	231,337
Total liabilities and stockholders’ equity	$244,021	$261,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Collaboration and license revenue	$298	$1,219
Operating expenses:
Research and development (includes $0 and $134 for the three months ended March 31, 2023 and 2022, respectively, attributable to related parties)	22,412	19,381
General and administrative	7,992	8,230
Total operating expenses	30,404	27,611
Loss from operations	(30,106)	(26,392)
Other income (expense):
Interest income	1,443	100
Other expense, net	(19)	(46)
Total other income (expense), net	1,424	54
Net loss	$(28,682)	$(26,338)
Net loss per share, basic and diluted	$(0.88)	$(0.82)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	32,723,530	32,232,378

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(28,682)	$(26,338)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	926	(998)
Total comprehensive loss	$(27,756)	$(27,336)

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	32,626,627	$3	$547,020	$(1,196)	$(314,490)	$231,337
Issuance of common stock upon exercise of stock options	122,207	—	1,135	—	—	1,135
Issuance of common stock for the ATM offering program, net of issuance costs	487,934	—	9,647	—	—	9,647
Stock-based compensation expense	—	—	4,221	—	—	4,221
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized gain on marketable securities	—	—	—	926	—	926
Net loss	—	—	—	—	(28,682)	(28,682)
Balances at March 31, 2023	33,236,768	$3	$562,045	$(270)	$(343,172)	$218,606

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	32,224,524	$3	$526,523	$(423)	$(206,996)	$319,107
Issuance of common stock upon exercise of stock options	39,541	—	330	—	—	330
Stock-based compensation expense	—	—	3,933	—	—	3,933
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(998)	—	(998)
Net loss	—	—	—	—	(26,338)	(26,338)
Balances at March 31, 2022	32,264,065	$3	$530,808	(1,421)	$(233,334)	$296,056

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(28,682)	$(26,338)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,221	3,933
Vesting of common stock warrants in return for services	22	22
Change in fair value of derivative liability	7	7
Depreciation and amortization	1,029	406
Amortization of right-of-use assets	383	376
Net amortization (accretion) of premium (discount) on marketable securities	(395)	582
Changes in operating assets and liabilities
Accounts receivable	—	47
Prepaid expenses and other current assets	90	1,017
Other assets	(110)	—
Accounts payable	(333)	(1,680)
Accrued and other liabilities	(3,397)	(1,074)
Deferred revenue	(298)	(1,219)
Operating lease liabilities	(443)	371
Net cash used in operating activities	(27,906)	(23,550)
Cash flows from investing activities
Purchases of marketable securities	(14,729)	(59,694)
Maturities of marketable securities	58,871	11,997
Acquisition of property and equipment	(1,012)	(6,413)
Net cash provided by (used in) investing activities	43,130	(54,110)
Cash flows from financing activities
Payment of offering costs	(69)	(246)
Issuance of common stock upon the exercise of stock options	1,416	875
Issuance of common stock for the ATM offering program, net of issuance costs	9,647	—
Net cash provided by financing activities	10,994	629
Net increase (decrease) in cash and cash equivalents	26,218	(77,031)
Cash and cash equivalents, beginning of period	52,351	153,001
Cash and cash equivalents, end of period	$78,569	$75,970
Supplemental disclosures of noncash investing and financing information
Unpaid offering costs	$—	$178
Purchases of property and equipment in accounts payable and accrued and other liabilities	$357	$257

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

2021 Follow On Public Offering

In November 2021, the Company completed an underwritten public offering ("2021 Offering") in which 4,750,000 shares of the Company's common stock were sold at an offering price of $25.00 per share pursuant to an effective Registration Statement on Form S-1. The net proceeds from the 2021 Offering were $111.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

2023 Follow On Public Offering

In May 2023, the Company completed its third underwritten public offering (the “2023 Offering”) in which 8,625,000 shares of the Company’s common stock were sold at an offering price of $16.00 per share pursuant to an effective Registration Statement on Form S-3. The net proceeds from the 2023 Offering were $129.1 million, after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $343.2 million as of March 31, 2023. The Company believes that its cash and cash equivalents and marketable securities as of March 31, 2023 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these unaudited condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

The accompanying financial information for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2023 and December 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Use of Estimates and Judgments

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses; and disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates include the determination of useful lives for property and equipment, the contract term, transaction price and costs of collaboration agreements, as well as estimates of the fair value of common stock (prior to the IPO), stock options and the derivative instrument and income tax uncertainties. Actual results could differ from those estimates.

Due to the coronavirus (“COVID-19”) pandemic, the war in Ukraine, rising interest rates and inflation, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2023. While there was not a material impact to the Company’s unaudited condensed financial statements as of March 31, 2023, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the unaudited condensed financial statements in future reporting periods.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended March 31,
	2023	2022
Customer A	99%	98%
Customer B	*	*
Total	99%	98%

* Less than 10%

The Company did not have accounts receivable from its partners in collaboration and license agreements as of March 31, 2023 and 2022.

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Netherlands	$295	$1,192
United States	3	27
Total revenue	$298	$1,219

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU

2016-13 on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	March 31, 2023
Assets
Money market funds	$74,637	$—	$—	$74,637
Commercial paper	—	43,924	—	43,924
Corporate bonds	—	28,330	—	28,330
U.S. Treasuries	—	37,965	—	37,965
U.S. government sponsored agencies	—	13,071	—	13,071
Total	$74,637	$123,290	$—	$197,927
Liabilities
Derivative liability	$—	$—	$219	$219
Total	$—	$—	$219	$219

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2022
Assets
Money market funds	$44,447	$—	$—	$44,447
Commercial paper	—	48,872	—	48,872
Corporate bonds	—	47,012	—	47,012
U.S. Treasuries	—	63,059	—	63,059
U.S. government sponsored agencies	—	7,168	—	7,168
Total	$44,447	$166,111	$—	$210,558
Liabilities
Derivative liability	$—	$—	$212	$212
Total	$—	$—	$212	$212

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

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument during the three-month periods ended March 31, 2023 and 2022 (in thousands):

Derivative Liability
Balance as of December 31, 2022	$212
Change in fair value included in other income (expense), net	7
Balance as of March 31, 2023	$219

Derivative Liability
Balance as of December 31, 2021	$214
Change in fair value included in other income (expense), net	7
Balance as of March 31, 2022	$221

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2023
Short-term marketable securities:
Commercial paper	$44,019	$63	$(158)	$43,924
Corporate bonds	28,834	—	(504)	28,330
U.S. treasuries	37,735	350	(120)	37,965
U.S. government sponsored agencies	11,569	113	(16)	11,666
Total short-term marketable securities	$122,157	$526	$(798)	$121,885
Long-term marketable securities:
U.S. government sponsored agencies	$1,403	$2	$—	$1,405
Total long-term marketable securities	$1,403	$2	$—	$1,405

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Short-term marketable securities:
Commercial paper	$43,988	$—	$(24)	$43,964
Corporate bonds	47,565	—	(553)	47,012
U.S. treasuries	63,502	1	(444)	63,059
U.S. government sponsored agencies	7,185	12	(29)	7,168
Total short-term marketable securities	$162,240	$13	$(1,050)	$161,203
Long-term marketable securities:
Commercial paper	$5,067	$—	$(159)	$4,908
Total long-term marketable securities	$5,067	$—	$(159)	$4,908

All marketable securities held as of March 31, 2023 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$29,428	$97,472
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	50,305	53,716
Aggregate fair value of marketable securities in unrealized gain position	43,557	14,923
Total marketable securities	$123,290	$166,111

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that

(i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $145 thousand, as well as in aggregate, $798 thousand, as of March 31, 2023, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of March 31, 2023.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Machinery and equipment	$11,496	$11,191
Leasehold improvements	16,902	16,902
Furniture and fixtures	566	566
Office equipment	239	239
Computer equipment and software	647	616
Construction in progress	520	476
Total property and equipment	30,370	29,990
Less: Accumulated depreciation and amortization	(8,756)	(7,728)
Property and equipment, net	$21,614	$22,262

All property and equipment are maintained in the United States. Depreciation expense was $1.0 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Payroll and related expenses	$3,483	$5,689
Accrued clinical and preclinical study costs	831	1,355
Consulting and professional	1,055	1,444
Other accrued expenses	45	382
Total accrued and other current liabilities	$5,414	$8,870

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
uniQure	$295	$1,192
CFF	3	27
Total revenue	$298	$1,219

Deferred revenue is summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
uniQure	$272	$566
CFF	1,390	1,394
Total deferred revenue	$1,662	$1,960

The total amount of revenue in the three months ended March 31, 2023, which was included in deferred revenue at January 1, 2023, was $0.3 million. The total amount of revenue in the three months ended March 31, 2022, which was included in deferred revenue at January 1, 2022, was $1.2 million.

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

During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $0.3 million and $1.2 million under both of the Amended uniQure Agreement and the Second uniQure Agreement, respectively. During the three months ended March 31, 2022 the decrease in total budgeted costs for the remaining performance obligation resulted in a $1.1 million increase in revenue recognized in the three months ended March 31, 2022 related to the performance obligation partially satisfied prior to January 1, 2022. As of March 31, 2023 and December 31, 2022, deferred revenue relating to uniQure was $0.3 million and $0.6 million, respectively. There were no amounts due from uniQure under the uniQure

Agreement, Amended uniQure Agreement or Second uniQure Agreement as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation was $0.3 million and $0.6 million, respectively.

CFF

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The agreement was subsequently amended in September 2017, August 2018 and February 2021 (all four agreements are collectively referred to as the “CFF Agreement”). The total amount of the award under the CFF Agreement is $3.5 million. As of each of March 31, 2023 and December 31, 2022, the Company achieved milestones totaling $1.8 million under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the three months ended March 31, 2023 and 2022 was immaterial. As of each of March 31, 2023 and December 31, 2022, deferred revenue relating to the CFF Agreement was $1.4 million. There were no accounts receivable from CFF under the CFF Agreement as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.4 million. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next two to four years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 14 for further discussion of the embedded derivative.

CRF

In November 2015, the Company entered into a research funding and collaboration agreement (the “CRF Agreement”) with the Choroideremia Research Foundation (“CRF”), a non-profit organization dedicated to finding a cure for choroideremia, a rare inherited disorder that causes progressive vision loss, ultimately leading to complete blindness. The goal of the CRF Agreement is for CRF to contribute funding to help with the advancement of the Company’s choroideremia research program. The Company is responsible for all decision making and execution of any and all of the related activities to be completed in its sole discretion. The initial term of the CRF Research Plan is two years. The agreement includes contribution by the Company to CRF of up to $2.5 million upon certain development or approval milestones. The overall arrangement has automatic extensions of up to three additional years. As of March 31, 2023, no milestones have been achieved.

Revenue was fully recognized for this agreement in the year ended December 31, 2017. There was no deferred revenue relating to the CRF Agreement as of March 31, 2023 and December 31, 2022. No amount was due from or to CRF under the CRF Agreement as of March 31, 2023 and December 31, 2022.

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

In July 2021, the Company entered into an exclusive license agreement with the UC Regents and the Trustees of the University Pennsylvania to license intellectual property related to certain vectors. In July 2021, the Company paid a non-refundable license fee of $100,000 to the UC Regents upon execution of the agreement. The Company is obligated to pay a non-refundable license maintenance fee of $10,000 on the one-year anniversary of the contract effective date and each year thereafter, except years for which the Company has paid royalties on the net sales of a licensed product. In addition, the Company is obligated to make certain contingent payments including (i) development milestones up to $3.9 million, (ii) low single digit percentage rate royalties on the net sales of its licensed products that consists of a minimum annual royalty of up to $0.1 million per year for the term of the agreement beginning in the first calendar year after the year in which net sales first occurred and (iii) sublicense consideration in the mid-single digits to the low twenties percentage rate range on any future sublicensing arrangements the Company may enter into with third-party licensees. On February 22, 2023, the Company provided 90 days written notice to the UC Regents and the Trustees of the University Pennsylvania to terminate said agreement in its entirety at-will. Accordingly, the effective termination date of this agreement is May 23, 2023.

During the three months ended March 31, 2023 and 2022, the Company incurred nil and immaterial expenses, respectively, under the provisions of the outstanding license arrangements.

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

The 5980 Horton Street Building Lease is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of March 31, 2023, the operating lease right-of-use asset and operating lease liability were $1.5 million and $1.8 million, respectively. As of December 31, 2022, the operating lease right-of-use asset and operating lease liability were $1.6 million and $1.9 million, respectively. The discount rate used to determine the lease liability was 7.5%.

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

In May 2019, the Company amended the second lease agreement executed in October 2018 to add additional office, manufacturing and laboratory space (the “Expansion”). The amendment extended the term of the lease to December 31, 2029. The Company did not have to pay rent until December 2019. The lease agreement also included a tenant improvement allowance, which was increased to $2.3 million in February 2021 pursuant to a second amendment to the second lease agreement. As of March 31, 2023, the Company has received $1.9 million of this tenant improvement allowance. The tenant improvement allowance funds improvements to the additional office, manufacturing and laboratory space, which the Company has determined to be lessee owned. The allowance is treated as a reduction of lease payments used to measure the lease liability.

The 5858 Horton Street Building Lease and Expansion are considered operating leases under ASC 842 as they do not meet the criteria of a finance lease. As of March 31, 2023, the operating lease right-of-use asset and operating lease liability was $11.2 million and $13.9 million, respectively. As of December 31, 2022, the operating lease right-of-use asset and operating lease liability was $11.5 million and $14.3 million, respectively. The discount rate used to determine the lease liability was 7.8%.

Neither of the leases include a general option for the Company to terminate the leases.

The following table summarizes the components of lease expense for the three months ended March 31, 2023 and 2022, which are included in operating expenses in the Company’s condensed statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$697	$697
Variable lease cost	486	267
Total	$1,183	$964

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

The following table summarizes supplemental information related to operating leases:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years):	6.4	6.7
Weighted-average discount rate:	7.8%	7.8%

The following table summarizes the maturities of lease liabilities as of March 31, 2023 (in thousands):

2023 (remaining nine months)	$1,900
2024	3,149
2025	3,244
2026	3,135
2027	2,810
Thereafter	5,875
Total future minimum lease payments	20,113
Less: Amount representing interest	(4,430)
Present value of future minimum lease payments	15,683
Less: Current portion of operating lease liabilities	2,678
Long-term portion of operating lease liabilities	$13,005

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

Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at March 31, 2023.

10. Common Stock

As of March 31, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

As of March 31, 2023 and December 31, 2022, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31, 2023	December 31, 2022
Issuance of common stock under the 2020 Equity Incentive Award Plan	2,810,988	2,112,039
Issuance of common stock under the 2020 Employee Stock Purchase Plan	463,273	413,273
Exercise of options issued and outstanding	6,589,104	5,778,929
Exercise of common stock warrants	53,669	53,669
Total common stock reserved for future issuance	9,917,034	8,357,910

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

In October 2021, the IND was cleared by the U.S. Food and Drug Administration and CFF made the additional investment of $4.0 million in cash for the issuance of 125,715 shares of the Company's common stock to CFF.

Except in the event of a technical failure, the Company is committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of March 31, 2023, the funding commitment has not been fulfilled. A technical failure is defined as a determination by the Company, after consultation with and approval of the PAG that (i) the Funding Agreement Product has failed to reach its intended endpoints due to safety issues, lack of sufficient transgene expression and/or efficacy, each despite commercially reasonable efforts and (iii) the exercise of further commercially reasonable efforts is unlikely to correct such failure. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

11. Stock-based Compensation

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company's common stock may be issued upon the exercise of incentive stock options. On January 1, 2023, an additional 1,631,331 shares of common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of March 31, 2023 there were 2,626,738 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan. As of March 31, 2023, there were 184,250 shares available for grant under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of March 31, 2023, options to purchase 2,087,674 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

No additional grants will be made under the 2015 Plan, and all outstanding grants under the 2015 Plan that are repurchased, forfeited, expire or are cancelled are returned to the 2015 Plan and are not available for grant under the 2020 Plan.

Employee Stock Purchase Plan

In December 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the 2020 ESPP, 252,337 shares of the Company's common stock were initially reserved for employee purchases of the Company's common stock under terms and provisions established by the Company's board of directors and approved by the Company's stockholders. The number of shares reserved for future issuance under the 2020 ESPP will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 15,000,000 shares the Company's common stock may be issued under the 2020 ESPP. On December 9, 2022, the Company's Board of Directors approved an increase of 50,000 shares of common stock under the 2020 ESPP, effective as of January 1, 2023.

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

Stock Options

The following table summarizes the stock options activity for the three months ended March 31, 2023:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options
Balances at December 31, 2022	2,112,039	5,778,929
Options authorized	1,631,331	—
Options granted	(1,057,079)	1,057,079
Options exercised	—	(122,207)
Options expired	6,738	(6,738)
Options forfeited	117,959	(117,959)
Balances at March 31, 2023	2,810,988	6,589,104
Options exercisable at March 31, 2023		2,605,393
Options vested and expected to vest at March 31, 2023		6,589,104

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Expected term	6.0 - 6.1 years	6.0 - 6.1 years
Expected volatility	80.9% - 84.5%	80.0% - 80.2%
Risk-free interest rate	3.7% - 4.0%	1.5% - 2.0%
Expected dividend yield	0%	0%

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,470	$2,150
General and administrative	1,751	1,783
Total stock-based compensation expense	$4,221	$3,933

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

There was no material expense related to the above warrant shares during each of the three months ended March 31, 2023 and 2022.

13. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(28,682)	$(26,338)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	32,723,530	32,232,378
Net loss per share, basic and diluted	$(0.88)	$(0.82)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2023	2022
Options issued and outstanding	6,589,104	4,830,410
ESPP shares expected to be issued	360,769	37,619
Common stock warrants	53,669	53,669
Total	7,003,542	4,921,698

14. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability, and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of $0.0 million to $10.6 million at March 31, 2023 and December 31, 2022), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at March 31, 2023 and December 31, 2022) and the discount rate (15.0% at March 31, 2023 and December 31, 2022). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.2 million as of March 31, 2023 and December 31, 2022.

15. Related Party Transactions

In April 2019, the Company entered into two sponsored research agreements (“SRAs”) with the UC Regents to conduct research in a research facility on the U.C. Berkeley campus, under the direction of David Schaffer, Ph.D., a co-founder and former director and Chief Scientific Advisor of the Company. The SRAs had a three year term that ended in May 2022. Under the SRAs, the Company had an option to license (on a royalty-bearing basis) all intellectual property generated under the SRAs. The total amount the Company was committed to pay to the UC Regents under the SRAs was $1.4 million, which was fully paid as of March 31, 2022. In March 2021, the Company entered into another sponsored research agreement with the UC Regents to conduct research in laboratories on the U.C. Berkeley campus that are under the direction of David Schaffer, Ph.D., and another U.C. Berkeley professor covering investigations into how machine learning approaches may enhance AAV capsid engineering (the “Machine Learning SRA”). Pursuant to the Machine Learning SRA, the Company committed to pay the UC Regents a total of $1.4 million, of which $0.4 million was paid as of March 31, 2022. The Machine Learning SRA had a three-year term ending in 2024. The Company could terminate the Machine Learning SRA for convenience and without cause with 60 days’ notice. The Machine Learning SRA was terminated by the Company in March 2022. While the Machine Learning SRA was between the Company and the UC Regents, the payments under the SRA were used to fund the lab under the direction of David Schaffer, Ph.D. As of March 31, 2023 and December 31, 2022, there were no accounts payable related to the SRAs and Machine Learning SRA. Any patent prosecution costs incurred under the Machine Learning SRA and the SRAs were borne by the Company. During the three months ended March 31, 2023 and 2022, the Company recorded $0 and $0.2 million, respectively, of expense related to these agreements.

As of February 2022, the Machine Learning SRA and the SRAs ceased to be related party transactions upon the resignation of David Schaffer, Ph.D., from the board of directors of the Company.

16. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

17. Subsequent Events

On April 21, 2023, the Company entered into an agreement (the “Agreement”) with Aevitas Therapeutics, Inc. (“Aevitas”), pursuant to which the Company acquired all of Aevitas’ worldwide rights to short-form human complement factor H (sCFH), which the Company plans to use for its 4D-175 product candidate research program. No upfront consideration was paid under the Agreement. In addition, as part of the Agreement, the Company was assigned a license agreement with The Trustees of the University of Pennsylvania (“UPenn”). The Company shall pay each of Aevitas and UPenn upon certain development, regulatory and sales milestones being achieved, plus royalties on net sales of 4D-175.

In May 2023, the Company completed its 2023 Offering in which 8,625,000 shares of the Company’s common stock (including 1,125,000 shares of common stock pursuant to the underwriters’ full exercise of their option to purchase additional shares) were sold at an offering price of $16.00 per share pursuant to the Company’s effective shelf registration statement on Form S-3. The net proceeds from the 2023 Offering were $129.1 million after deducting underwriting discounts and commissions and offering expenses.

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

We have built a deep portfolio of genetic medicine product candidates, with five product candidates in clinical trials: 4D-150 for the treatment of wet age-related macular degeneration ("wet AMD") and diabetic macular edema (“DME”), 4D-710 for the treatment of cystic fibrosis lung disease, 4D-310 for the treatment of Fabry disease cardiomyopathy, 4D-125 for the treatment of X-linked retinitis pigmentosa ("XLRP") and 4D-110 for the treatment of choroideremia. In addition, we have two product candidates in preclinical studies: 4D-175 for geographic atrophy (“GA”) and 4D-725 for alpha-1 antitrypsin deficiency lung disease.

We have funded our operations primarily through the sale and issuance of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In May 2023, we completed an underwritten public offering (the "2023 Offering") in which 8,625,000 shares of our common stock were sold at an offering price of $16.00 per share pursuant to the Company’s effective shelf registration statement on Form S-3. The net proceeds from the 2023 Offering were $129.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

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

Our net losses were $28.7 million and $26.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $343.2 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, if approved.

We will require substantial additional funding to support our continuing operations and further the development of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaborations, strategic partnerships, or other strategic arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, the war in Ukraine, rising interest rates, inflation and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future. The primary contributor to our revenue is our agreement with uniQure.

In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue in August 2019. We began recognizing revenue related to uniQure in 2020 and expect to recognize the remaining revenue under the agreement in 2023. We recognized revenue of $0.3 million during the three months ended March 31, 2023 related to this agreement. See Note 7 to our condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related expenses, including salaries, employee benefit costs and stock-based compensation expense for our personnel in executive, finance and accounting, legal, human resources, business development, and other administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, accounting and tax services, allocated overhead, including rent, equipment, depreciation, information technology costs and utilities, and other general operating expenses not otherwise classified as research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue
Collaboration and license revenue	$298	$1,219	$(921)	(76)%
Operating Expenses:
Research and development	22,412	19,381	3,031	16%
General and administrative	7,992	8,230	(238)	(3)%
Total operating expenses	30,404	27,611	2,793	10%
Loss from operations	(30,106)	(26,392)	(3,714)	14%
Other Income, Net	1,424	54	1,370	2537%
Net loss	$(28,682)	$(26,338)	$(2,344)	9%

Revenue

Revenue decreased by $0.9 million, or 76%, from the three months ended March 31, 2022 to the three months ended March 31, 2023 mainly due to lower revenue recognized under the uniQure Agreement.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Research and development trials and consumables expenses	$7,746	$7,291	$455	6%
Payroll and personnel expenses	11,096	9,763	1,333	14%
Facilities and other research and development expenses	3,570	2,327	1,243	53%
Total research and development expenses	$22,412	$19,381	$3,031	16%

Research and development expenses increased by $3.0 million, or 16%, from the three months ended March 31, 2022 to the three months ended March 31, 2023. The increase was primarily due to the following:

•
a $1.3 million increase in payroll and personnel expenses, including a $0.3 million increase in employee stock-based compensation, due to increased headcount of research and development personnel;
•
a $1.2 million increase in facilities and other research and development expenses mainly due to higher fixed assets depreciation and consultant expenses; and
•
a $0.5 million increase in clinical trial costs mainly due to higher outside service costs and consumables.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 3%, from the three months ended March 31, 2022 to the three months ended March 31, 2023. The decrease was primarily due to:

•
a $0.4 million decrease in consulting and facilities costs and $0.1 million decrease in payroll and personnel expenses, which was offset by
•
a $0.3 million increase in outside services.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of our equity securities, including from the sale of our common stock in our IPO, 2021 Offering and 2023 Offering, as well as the sale of our Series A, Series A-1, Series B and Series C redeemable preferred stock, and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In December 2020, we completed our IPO. We issued and sold 9,660,000 shares of common stock at a price to the public of $23.00 per share. The aggregate net proceeds from our IPO were $204.7 million after deducting underwriting discounts and commissions and other offering costs.

In November 2021, we completed our 2021 Offering in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share. The net proceeds from the Follow-on Offering were $111.1 million after deducting underwriting discounts and commissions and offering expenses.

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in April 2022 (the “S-3 Registration Statement”). In March 2022, we also entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the "2022 ATM Offering Program"). As of March 31, 2023, 0.5 million shares of the Company's common stock were sold pursuant to the Sales Agreement for net proceeds to the Company of $9.6 million, after deducting issuance costs. As of March 31, 2023, $90.1 million of common stock remained available for sale under the Sales Agreement.

In May 2023, we completed the 2023 Offering in which 8,625,000 shares of our common stock were sold at an offering price of $16.00 per share. The net proceeds from the 2023 Offering were $129.1 million after deducting underwriting discounts and commissions and estimated offering expenses.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $343.2 million as of March 31, 2023. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

We do not have any committed external sources of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to complete the clinical development for the product candidates for treatment of wet AMD, DME, GA, cystic fibrosis lung disease, alpha-1 antitrypsin deficiency lung disease, Fabry disease cardiomyopathy, XLRP, choroideremia or any other indication we may pursue. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders. Further, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, the war in Ukraine, rising interest rates and inflation.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(27,906)	$(23,550)
Net cash provided by (used in) investing activities	43,130	(54,110)
Net cash provided by financing activities	10,994	629
Net increase (decrease) in cash and cash equivalents	$26,218	$(77,031)

Net Cash Used in Operating Activities

Net cash used in operating activities was $27.9 million for the three months ended March 31, 2023. This was primarily due to the net loss of $28.7 million, adjusted for noncash charges of $5.3 million and net changes in operating assets and liabilities of $4.5 million. Noncash charges included $4.2 million of stock-based compensation expense, $1.0 million of depreciation and amortization and $0.4 million for the amortization of operating lease right-of-use assets, offset by $0.4 million amortization/accretion of premium/discount on marketable securities. Net changes in operating assets and liabilities included a $3.4 million decrease in accrued and other liabilities, $0.5 million decrease in operating lease liabilities, $0.3 million decrease in accounts payable, $0.3 million decrease in deferred revenue and a $0.1 million increase in other assets which were offset by a $0.1 million decrease in prepaid expenses and other current assets.

Net cash used in operating activities was $23.6 million for the three months ended March 31, 2022. This was primarily due to the net loss of $26.3 million, adjusted for noncash charges of $5.3 million and net changes in operating assets and liabilities of $2.5 million. Noncash charges included $3.9 million of stock-based compensation expense, $0.6 million of amortization of the premium on marketable securities, $0.4 million of depreciation and amortization and $0.4 million for the amortization of operating lease right-of-use assets. Net changes in operating assets and liabilities included a $1.7 million decrease in accounts payable, $1.1 million decrease in accrued and other liabilities and a $1.2 million decrease in deferred revenue which were partially offset by a $0.4 million increase in operating lease liabilities and $1.0 million decrease in prepaid expenses and other current assets.

Net Cash Used In Investing Activities

Net cash provided by investing activities was $43.1 million for the three months ended March 31, 2023. This was due to $58.9 million in maturities of marketable securities, offset by purchases of marketable securities of $14.7 million and purchases of property and equipment of $1.0 million.

Net cash used in investing activities was $54.1 million for the three months ended March 31, 2022. This was due to purchases of marketable securities of $59.7 million and purchases of property and equipment of $6.4 million, offset by $12.0 million in maturities of marketable securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $11.0 million for the three months ended March 31, 2023. This was primarily due to proceeds from the issuance of common stock from the ATM offering program of $9.6 million and proceeds from the issuance of common stock from the exercise of stock options of $1.4 million.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2022. This was due to proceeds from the exercise of stock options and warrants of $0.9 million, offset by payments of public offering costs of $0.2 million.

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

As of March 31, 2023, our principal commitments consisted of obligations under our operating leases for our headquarters. Please see Note 9, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this report for further details.

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

During the three months ended March 31, 2023, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2023, we had cash and cash equivalents and marketable securities of $201.9 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $28.7 million and $26.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $343.2 million.

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

As of March 31, 2023, we had $201.9 million in cash and cash equivalents and marketable securities. In May 2023 we closed the 2023 Offering which provided net proceeds of $129.1 million.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will allow us to fund our planned operations for at least one year from the date of the issuance of the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

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
•
failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice (“GCP”) requirements or applicable regulatory guidelines in other countries;
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

Although we are in process of expanding internal manufacturing capabilities, we currently rely, and expect to continue to rely, on third parties for the production of some of our preclinical study and planned clinical trial materials and, therefore, we can control only certain aspects of their activities. The facilities used by us and our contract manufacturers to manufacture certain of our product candidates must be reviewed by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP for manufacture of our products. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to obtain and/or maintain regulatory approval for our products as manufactured at their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

In addition, even if we or our collaborators were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a REMS. Regulatory authorities or other authorities responsible for pricing negotiations may not approve the price we or our collaborators intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.

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

We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, or if the sponsor fails to conduct required confirmatory studies in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis.

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

Even if we obtain FDA approval for any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development, marketing approval or commercialization of any product candidates, producing additional losses and depriving us of potential product revenue.

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

We have sought, and may in the future seek third-party collaborators for the research, development and commercialization of certain product candidates we may develop. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional, national and international pharmaceutical companies, biotechnology companies and academic institutions. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

As of March 31, 2023, we had 137 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Moreover, holders of an aggregate of 1.9 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 50% of our outstanding common stock as of March 31, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	12/15/20	3.2

4.1	Description of Securities of the Registrant.	10-K	3/15/23	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 29, 2020, among the Registrant and the investors party thereto.	S-1/A	12/7/20	4.3

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, has been formatted in Inline XBRL.				X

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

4D Molecular Therapeutics, Inc.

Date: May 10, 2023	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: May 10, 2023	By:	/s/ August J. Moretti
August J. Moretti
Chief Financial Officer Principal Financial and Accounting Officer