Form 10-Q
period 2023-06-30
4D Molecular Therapeutics, Inc.
filed 2023-08-09
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 42,052,980 shares of 4D Molecular Therapeutics, Inc.'s common stock outstanding.

1

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
•
the expected potential benefits of strategic collaboration agreements, including our relationships with Astellas Gene Therapies, Inc., uniQure biopharma B.V. and Cystic Fibrosis Foundation, and our ability to attract collaborators with development, regulatory and commercialization expertise;
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

•
the potential effects of public health emergencies, including the COVID-19 pandemic, to our preclinical and clinical programs and our business;
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

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$236,311	$52,351
Marketable securities	74,032	161,203
Prepaid expenses and other current assets	7,433	6,957
Total current assets	317,776	220,511
Marketable securities, long-term	—	4,908
Property and equipment, net	21,295	22,262
Operating lease right-of-use assets, net	12,352	13,085
Other assets	1,080	1,080
Total assets	$352,503	$261,846
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,493	$3,322
Accrued and other current liabilities	6,577	8,870
Deferred revenue	576	884
Operating lease liabilities, current portion	3,103	2,655
Total current liabilities	13,749	15,731
Deferred revenue, net of current portion	847	1,076
Derivative liability	212	212
Operating lease liabilities, long-term portion	12,527	13,469
Other liabilities	24	21
Total liabilities	27,359	30,509
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at June 30, 2023 and December 31, 2022; 42,016,622 and 32,626,627 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	3
Additional paid-in-capital	697,583	547,020
Accumulated other comprehensive gain (loss)	345	(1,196)
Accumulated deficit	(372,788)	(314,490)
Total stockholders’ equity	325,144	231,337
Total liabilities and stockholders’ equity	$352,503	$261,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Collaboration and license revenue	$239	$162	$538	$1,382
Operating expenses:
Research and development (includes $0 for each of the three months ended June 30, 2023 and 2022, and $0 and $134 for the six months ended June 30, 2023 and 2022, respectively, attributable to related parties)	23,584	20,422	46,002	39,819
General and administrative	8,791	8,166	16,777	16,381
Total operating expenses	32,375	28,588	62,779	56,200
Loss from operations	(32,136)	(28,426)	(62,241)	(54,818)
Other income (expense):
Interest income	2,512	340	3,955	440
Other income (expense), net	8	—	(12)	(46)
Total other income (expense), net	2,520	340	3,943	394
Net loss	$(29,616)	$(28,086)	$(58,298)	$(54,424)
Net loss per share, basic and diluted	$(0.77)	$(0.87)	$(1.63)	$(1.69)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	38,335,219	32,324,392	35,661,995	32,263,015

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(29,616)	$(28,086)	$(58,298)	$(54,424)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	615	(406)	1,541	(1,404)
Total comprehensive loss	$(29,001)	$(28,492)	$(56,757)	$(55,828)

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	32,626,627	$3	$547,020	$(1,196)	$(314,490)	$231,337
Issuance of common stock upon exercise of stock options	122,207	—	1,135	—	—	1,135
Issuance of common stock for the ATM offering program, net of issuance costs	487,934	—	9,647	—	—	9,647
Stock-based compensation expense	—	—	4,221	—	—	4,221
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized gain on marketable securities	—	—	—	926	—	926
Net loss	—	—	—	—	(28,682)	(28,682)
Balances at March 31, 2023	33,236,768	$3	$562,045	$(270)	$(343,172)	$218,606
Issuance of common stock upon exercise of stock options	72,217	—	894	—	—	894
Issuance of common stock upon public offering, net of issuance costs	8,625,000	1	129,207	—	—	129,208
Issuance of common stock - 2020 ESPP	82,637	—	658	—	—	658
ATM offering costs	—	—	(212)	—	—	(212)
Stock-based compensation expense	—	—	4,969	—	—	4,969
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized gain on marketable securities	—	—	—	615	—	615
Net loss	—	—	—	—	(29,616)	(29,616)
Balances at June 30, 2023	42,016,622	$4	$697,583	$345	$(372,788)	$325,144

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	32,224,524	$3	$526,523	$(423)	$(206,996)	$319,107
Issuance of common stock upon exercise of stock options	39,541	—	330	—	—	330
Stock-based compensation expense	—	—	3,933	—	—	3,933
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(998)	—	(998)
Net loss	—	—	—	—	(26,338)	(26,338)
Balances at March 31, 2022	32,264,065	$3	$530,808	(1,421)	$(233,334)	$296,056
Issuance of common stock upon exercise of stock options and warrants	51,261	—	138	—	—	138
Stock-based compensation expense	—	—	4,322	—	—	4,322
Issuance of common stock - 2020 ESPP	61,552	—	471	—	—	471
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(406)	—	(406)
Net loss	—	—	—	—	(28,086)	(28,086)
Balances at June 30, 2022	32,376,878	$3	$535,761	(1,827)	$(261,420)	$272,517

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(58,298)	$(54,424)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,190	8,255
Vesting of common stock warrants in return for services	44	44
Change in fair value of derivative liability	—	8
Depreciation and amortization	2,108	872
Amortization of right-of-use assets	732	741
Net amortization (accretion) of premium (discount) on marketable securities	(615)	1,051
Changes in operating assets and liabilities
Accounts receivable	—	47
Prepaid expenses and other current assets	(475)	2,660
Accounts payable	614	(1,454)
Accrued and other liabilities	(2,239)	(422)
Deferred revenue	(538)	(1,382)
Operating lease liabilities	(494)	550
Net cash used in operating activities	(49,971)	(43,454)
Cash flows from investing activities
Purchases of marketable securities	(20,156)	(65,879)
Maturities of marketable securities	114,391	77,716
Acquisition of property and equipment	(1,817)	(8,479)
Net cash provided by investing activities	92,418	3,358
Cash flows from financing activities
Payment of offering costs	(329)	(360)
Payment of ATM costs	(212)	—
Issuance of common stock upon the exercise of stock options and warrants	2,029	939
Issuance of common stock for the ATM offering program, net of issuance costs	9,647	—
Issuance of common stock upon public offering, net of issuance costs	129,720	—
Issuance of common stock - 2020 ESPP	658	—
Net cash provided by financing activities	141,513	579
Net increase (decrease) in cash and cash equivalents	183,960	(39,517)
Cash and cash equivalents, beginning of period	52,351	153,001
Cash and cash equivalents, end of period	$236,311	$113,484
Supplemental disclosures of noncash investing and financing information
Unpaid offering costs	$183	$—
Purchases of property and equipment in accounts payable and accrued and other liabilities	$312	$1,298

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

2023 Follow On Public Offering

In May 2023, the Company completed its third underwritten public offering (the “2023 Offering”) in which 8,625,000 shares of the Company’s common stock were sold at an offering price of $16.00 per share pursuant to an effective Registration Statement on Form S-3. The net proceeds from the 2023 Offering were $129.2 million, after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $372.8 million as of June 30, 2023. The Company believes that its cash and cash equivalents and marketable securities as of June 30, 2023 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these unaudited condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

The accompanying financial information for the three and six months ended June 30, 2023 and 2022 is unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2023 and December 31, 2022 and its results of operations and cash flows for the six months ended June 30, 2023 and 2022. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Due to the coronavirus (“COVID-19”) pandemic, the war in Ukraine, rising interest rates and inflation, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2023. While there was not a material impact to the Company’s unaudited condensed financial statements as of June 30, 2023, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the unaudited condensed financial statements in future reporting periods.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	*	*	*	*
Customer B	96%	99%	98%	98%
Total	96%	99%	98%	98%

* Less than 10%

The Company did not have accounts receivable from its partners in collaboration and license agreements as of June 30, 2023 and 2022.

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Netherlands	$230	$160	$525	$1,352
United States	9	2	13	30
Total revenue	$239	$162	$538	$1,382

Acquisitions

The Company first determines whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition where the cost of the acquisition is allocated to the assets acquired and liabilities based on their relative fair values. In-process research and development (IPR&D) projects with no alternative future use are recorded as research and development expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including IPR&D projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.

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

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	June 30, 2023
Assets
Money market funds	$226,097	$—	$—	$226,097
Commercial paper	—	34,301	—	34,301
Corporate bonds	—	13,309	—	13,309
U.S. Treasuries	—	13,268	—	13,268
U.S. government sponsored agencies	—	13,154	—	13,154
Total	$226,097	$74,032	$—	$300,129
Liabilities
Derivative liability	$—	$—	$212	$212
Total	$—	$—	$212	$212

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2022
Assets
Money market funds	$44,447	$—	$—	$44,447
Commercial paper	—	48,872	—	48,872
Corporate bonds	—	47,012	—	47,012
U.S. Treasuries	—	63,059	—	63,059
U.S. government sponsored agencies	—	7,168	—	7,168
Total	$44,447	$166,111	$—	$210,558
Liabilities
Derivative liability	$—	$—	$212	$212
Total	$—	$—	$212	$212

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

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument during the six-month periods ended June 30, 2023 and 2022 (in thousands):

Derivative Liability
Balance as of December 31, 2022	$212
Change in fair value included in other income (expense), net	—
Balance as of June 30, 2023	$212

Derivative Liability
Balance as of December 31, 2021	$214
Change in fair value included in other income (expense), net	8
Balance as of June 30, 2022	$222

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2023
Short-term marketable securities:
Commercial paper	$34,273	$161	$(133)	$34,301
Corporate bonds	13,489	—	(180)	13,309
U.S. treasuries	12,953	315	—	13,268
U.S. government sponsored agencies	12,972	199	(17)	13,154
Total short-term marketable securities	$73,687	$675	$(330)	$74,032

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Short-term marketable securities:
Commercial paper	$43,988	$—	$(24)	$43,964
Corporate bonds	47,565	—	(553)	47,012
U.S. treasuries	63,502	1	(444)	63,059
U.S. government sponsored agencies	7,185	12	(29)	7,168
Total short-term marketable securities	$162,240	$13	$(1,050)	$161,203
Long-term marketable securities:
Commercial paper	$5,067	$—	$(159)	$4,908
Total long-term marketable securities	$5,067	$—	$(159)	$4,908

All marketable securities held as of June 30, 2023 had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$24,775	$97,472
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	16,868	53,716
Aggregate fair value of marketable securities in unrealized gain position	32,389	14,923
Total marketable securities	$74,032	$166,111

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $0.1 million, as well as in aggregate, $0.3 million, as of June 30, 2023, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of June 30, 2023.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Machinery and equipment	$11,752	$11,191
Leasehold improvements	16,902	16,902
Furniture and fixtures	566	566
Office equipment	240	239
Computer equipment and software	867	616
Construction in progress	804	476
Total property and equipment	31,131	29,990
Less: Accumulated depreciation and amortization	(9,836)	(7,728)
Property and equipment, net	$21,295	$22,262

All property and equipment are maintained in the United States. Depreciation expense was $1.1 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $2.1 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Payroll and related expenses	$3,958	$5,689
Accrued clinical and preclinical study costs	1,192	1,355
Consulting and professional	1,376	1,444
Other accrued expenses	51	382
Total accrued and other current liabilities	$6,577	$8,870

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
uniQure	$230	$160	$525	$1,352
CFF	9	2	13	30
Total revenue	$239	$162	$538	$1,382

Deferred revenue is summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
uniQure	$42	$566
CFF	1,381	1,394
Total deferred revenue	$1,423	$1,960

The total amount of revenue in the six months ended June 30, 2023, which was included in deferred revenue at January 1, 2023, was $0.5 million. The total amount of revenue in the six months ended June 30, 2022, which was included in deferred revenue at January 1, 2022, was $1.4 million.

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

The Company recognized $0.2 million and $0.5 million during the three and six months ended June 30, 2023, respectively, under both of the Amended uniQure Agreement and the Second uniQure Agreement. During the three and six months ended June 30, 2022, the Company recognized $0.2 million and $1.4 million, respectively, under both of the Amended uniQure Agreement and the Second uniQure Agreement. During the six months ended June 30, 2022 the decrease in total budgeted costs for the remaining performance obligation resulted in a $1.3 million increase in revenue recognized in the six months ended June 30, 2022 related to the performance obligation partially satisfied prior to January 1, 2022. As of June 30, 2023 and December 31, 2022, deferred revenue relating to uniQure was less than $0.1 million and $0.6 million, respectively. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation was less than $0.1 million and $0.6 million, respectively.

CFF

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The agreement was subsequently amended in September 2017, August 2018 and February 2021 (all four agreements are collectively referred to as the “CFF Agreement”). The total amount of the award under the CFF Agreement is $3.5 million. As of each of June 30, 2023 and December 31, 2022, the Company achieved milestones totaling $1.7 million under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the three and six months ended June 30, 2023 and 2022 was immaterial. As of each of June 30, 2023 and December 31, 2022, deferred revenue relating to the CFF Agreement was $1.4 million. There were no accounts receivable from CFF under the CFF Agreement as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.4 million. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next two to four years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 14 for further discussion of the embedded derivative.

8. License Arrangements

Aevitas Therapeutics, Inc. and The Trustees of the University of Pennsylvania

On April 21, 2023, the Company entered into an agreement (the “Agreement”) with Aevitas Therapeutics, Inc. (“Aevitas”), pursuant to which the Company acquired all of Aevitas’ worldwide rights to short-form human complement factor H (sCFH), which the Company plans to use for its 4D-175 product candidate research program. The asset purchase was accounted for as an asset acquisition. As consideration for the Agreement, the Company shall pay Aevitas up to approximately $144 million in cash upon certain late-stage development, regulatory and sales milestones being achieved plus royalties in the low single digits range on sales of 4D-175. In addition, as part of the Agreement, the Company was assigned a License Agreement for sCFH with the Trustees of the University of Pennsylvania, under which the Company shall pay the University of Pennsylvania up to approximately $42 million in cash upon certain late-stage development, regulatory and sales milestones being achieved plus royalties in the low single digits range on sales of 4D-175. No upfront consideration was paid under the Agreement.

As of June 30, 2023, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

Regents of the University of California

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

The Company did not incur any expense under the provisions of the outstanding license agreements during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company incurred immaterial expenses under the provisions of the outstanding license agreements.

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

The 5980 Horton Street Building Lease is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of June 30, 2023, the operating lease right-of-use asset and operating lease liability were $1.4 million and $1.7 million, respectively. As of December 31, 2022, the operating lease right-of-use asset and operating lease liability were $1.6 million and $1.9 million, respectively. The discount rate used to determine the lease liability was 7.5%.

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

In May 2019, the Company amended the second lease agreement executed in October 2018 to add additional office, manufacturing and laboratory space (the “Expansion”). The amendment extended the term of the lease to December 31, 2029. The Company did not have to pay rent until December 2019. The lease agreement also included a tenant improvement allowance, which was increased to $2.3 million in February 2021 pursuant to a second amendment to the second lease agreement. As of June 30, 2023, the Company has received $2.3 million of this tenant improvement allowance. The tenant improvement allowance funds improvements to the additional office, manufacturing and laboratory space, which the Company has determined to be lessee owned. The allowance is treated as a reduction of lease payments used to measure the lease liability.

The 5858 Horton Street Building Lease and Expansion are considered operating leases under ASC 842 as they do not meet the criteria of a finance lease. As of June 30, 2023, the operating lease right-of-use asset and operating lease liability was $11.3 million and $13.9 million, respectively. As of December 31, 2022, the operating lease right-of-use asset and operating lease liability was $11.5 million and $14.3 million, respectively. The discount rate used to determine the lease liability was 7.8%.

Neither of the leases include a general option for the Company to terminate the leases.

The following table summarizes the components of lease expense for the three and six months ended June 30, 2023 and 2022, which are included in operating expenses in the Company’s condensed statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$698	$697	$1,397	$1,393
Variable lease cost	311	246	622	557
Total	$1,009	$943	$2,019	$1,950

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

The following table summarizes supplemental information related to operating leases:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	6.2	6.7
Weighted-average discount rate:	7.8%	7.8%

The following table summarizes the maturities of lease liabilities as of June 30, 2023 (in thousands):

2023 (remaining six months)	$1,542
2024	3,149
2025	3,244
2026	3,135
2027	2,810
Thereafter	5,875
Total future minimum lease payments	19,755
Less: Amount representing interest	(4,125)
Present value of future minimum lease payments	15,630
Less: Current portion of operating lease liabilities	3,103
Long-term portion of operating lease liabilities	$12,527

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at June 30, 2023.

10. Common Stock

As of June 30, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

As of June 30, 2023 and December 31, 2022, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30, 2023	December 31, 2022
Issuance of common stock under the 2020 Equity Incentive Award Plan	2,904,999	2,112,039
Issuance of common stock under the 2020 Employee Stock Purchase Plan	380,636	413,273
Exercise of options issued and outstanding	6,422,876	5,778,929
Exercise of common stock warrants	53,669	53,669
Total common stock reserved for future issuance	9,762,180	8,357,910

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

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of June 30, 2023, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

11. Stock-based Compensation

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company's common stock may be issued upon the exercise of incentive stock options. On January 1, 2023, an additional 1,631,331 shares of common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of June 30, 2023 there were 2,704,811 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan. As of June 30, 2023, there were 200,188 shares available for grant under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of June 30, 2023, options to purchase 2,037,647 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

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

Stock Options

The following table summarizes the stock options activity for the six months ended June 30, 2023:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options
Balances at December 31, 2022	2,112,039	5,778,929
Options authorized	1,631,331	—
Options granted	(1,128,679)	1,128,679
Options exercised	—	(194,424)
Options expired	18,259	(18,259)
Options forfeited	272,049	(272,049)
Balances at June 30, 2023	2,904,999	6,422,876
Options exercisable at June 30, 2023		2,936,369
Options vested and expected to vest at June 30, 2023		6,422,876

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term	6.0 - 6.1 years	5.9 - 6.1 years	6.0 - 6.1 years	5.9 - 6.1 years
Expected volatility	81.1% - 82.2%	80.6% - 81.3%	80.9% - 84.4%	80.0% - 81.3%
Risk-free interest rate	3.5% - 4.0%	2.7% - 3.6%	3.5% - 4.0%	1.5% - 3.6%
Expected dividend yield	—%	—%	—%	—%

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,678	$2,343	$5,148	$4,493
General and administrative	2,291	1,979	4,042	3,762
Total stock-based compensation expense	$4,969	$4,322	$9,190	$8,255

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

There was no material expense related to the above warrant shares during each of the three and six months ended June 30, 2023 and 2022.

13. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(29,616)	$(28,086)	$(58,298)	$(54,424)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	38,335,219	32,324,392	35,661,995	32,263,015
Net loss per share, basic and diluted	$(0.77)	$(0.87)	$(1.63)	$(1.69)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2023	2022
Options issued and outstanding	6,422,876	5,020,870
ESPP shares expected to be issued	269,102	—
Common stock warrants	53,669	53,669
Total	6,745,647	5,074,539

14. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability, and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of $0.0 million to $10.6 million at June 30, 2023 and December 31, 2022), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at June 30, 2023 and December 31, 2022) and the discount rate (15.0% at June 30, 2023 and December 31, 2022). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.2 million as of June 30, 2023 and December 31, 2022.

15. Related Party Transactions

In April 2019, the Company entered into two sponsored research agreements (“SRAs”) with the UC Regents to conduct research in a research facility on the U.C. Berkeley campus, under the direction of David Schaffer, Ph.D., a co-founder and former director and Chief Scientific Advisor of the Company. The SRAs had a three year term that ended in May 2022. Under the SRAs, the Company had an option to license (on a royalty-bearing basis) all intellectual property generated under the SRAs. The total amount the Company was committed to pay to the UC Regents under the SRAs was $1.4 million, which was fully paid as of March 31, 2022. In March 2021, the Company entered into another sponsored research agreement with the UC Regents to conduct research in laboratories on the U.C. Berkeley campus that are under the direction of David Schaffer, Ph.D., and another U.C. Berkeley professor covering investigations into how machine learning approaches may enhance AAV capsid engineering (the “Machine Learning SRA”). Pursuant to the Machine Learning SRA, the Company committed to pay the UC Regents a total of $1.4 million, of which $0.4 million was paid as of March 31, 2022. The Machine Learning SRA had a three-year term ending in 2024. The Company could terminate the Machine Learning SRA for convenience and without cause with 60 days’ notice. The Machine Learning SRA was terminated by the Company in March 2022. While the Machine Learning SRA was between the Company and the UC Regents, the payments under the SRA were used to fund the lab under the direction of David Schaffer, Ph.D. As of June 30, 2023 and December 31, 2022, there were no accounts payable related to the SRAs and Machine Learning SRA. Any patent prosecution costs incurred under the Machine Learning SRA and the SRAs were borne by the Company. During the three and six months ended June 30, 2023, the Company did not record any expense related to these agreements. During the three and six months ended June 30, 2022, the Company recorded $0.2 million and $0.3 million, respectively, of expenses related to these agreements

As of February 2022, the Machine Learning SRA and the SRAs ceased to be related party transactions upon the resignation of David Schaffer, Ph.D., from the board of directors of the Company.

16. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded contribution expenses of $0.7 million and $0.5 million, respectively.

17. Subsequent Events

On July 5, 2023, the Company entered into a licensing agreement (the “License Agreement”) with Astellas Gene Therapies, Inc. (“AGT”), pursuant to which the Company granted to AGT a license to utilize its intravitreal retinotropic R100 vector (“4D Vector”) to develop and commercialize licensed compounds and licensed products for one genetic target implicated in rare monogenic ophthalmic disease(s), with options to add up to two additional targets implicated in rare monogenic ophthalmic diseases after paying additional option exercise fees. Under the terms of the License Agreement, the Company has provided its 4D vector technology to Astellas to deliver Astellas’ genetic payloads for the treatment of rare monogenic diseases. Astellas will conduct all subsequent research, development, manufacturing, and commercialization activities. As partial consideration for the rights and licenses granted to AGT by the Company under this Agreement, AGT paid the Company an upfront amount of $20 million, which was received in July 2023. The Company may receive potential future option fees and milestones of up to $942.5 million including potential near-term development milestones of $15 million for the initial target. In addition, the Company is entitled to receive mid-single digit to double-digit, sub-teen royalties on net sales of all licensed products.

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

In May 2023, we completed an underwritten public offering (the "2023 Offering") in which 8,625,000 shares of our common stock were sold at an offering price of $16.00 per share pursuant to the Company’s effective shelf registration statement on Form S-3. The net proceeds from the 2023 Offering were $129.2 million after deducting underwriting discounts and commissions and offering expenses.

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

Our net losses were $29.6 million and $28.1 million for the three months ended June 30, 2023 and 2022, respectively, and $58.3 million and $54.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $372.8 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Recent Developments

We presented positive interim clinical and lung biopsy biomarker data for 4D-710 from all three dose level patients in our Phase 1/2 AEROW clinical trial in June 2023. The interim results included, as of April 12, 2023:

•
Meaningful improvement in cystic fibrosis-related quality of life measured by Cystic Fibrosis Questionnaire-Revised respiratory symptom score (CFQ-R-R) and improved or stabilized percent predicted FEV1.
•
Bronchoscopy sample results demonstrated widespread and consistent CFTR transgene protein expression in 92-99% of lung airway cells with CFTR protein expression levels significantly above those in normal control lung tissues.
•
No post-dosing 4D-710-related adverse events, dose-limiting toxicities (DLTs) or severe adverse events (SAEs).
•
The aerosol delivery procedure for 4D-710 was well tolerated with one patient experiencing mild dry throat and fatigue during aerosol delivery.
•
Following aerosol administration, 4D-710 was well tolerated in all 3 participants (9-12 months follow up) with no 4D-710 related adverse events, dose-limiting toxicities or serious adverse events.

We expect to present interim data from our Phase 1 dose exploration of 4D-170 in November 2023 and we expect to initiate our Phase 2 dose expansion stage in the second half of 2023. Further, we anticipate having discussions with the FDA on pivotal endpoints for 4D-710 in the fourth quarter of 2023.

In addition, we presented positive interim data for all three dose cohorts in our Phase 1/2 PRISM clinical trial of 4D-150 for the treatment of wet AMD. The interim results included, as of July 3, 2023:

•
4D-150 being well tolerated with no greater than Grade 1 inflammatory cells, no vasculitis and no hypotony.
•
Dose response demonstrated in favor of high dose 3E10 vg/eye, including 100% reduction in supplemental anti-VEGF injections in 4 evaluable patients and reduction in mean central subfield thickness (CST) reduction at 36 weeks of follow-up.
•
Durable response beyond 1 year in 3E10 vg/eye dose cohort, with 3 of 4 evaluable patients injection-free at up to 80 weeks of follow-up.

Further, we completed target enrollment of 50 patients in the randomized Phase 2 dose expansion stage of the PRISM clinical trial in July 2023, nearly two quarters ahead of initial projections. We also announced that in these patients, no treatment-emergent Grade ≥1 inflammatory cells or required deviations from protocol-specified topical corticosteroid taper, and no hypotony or treatment-related serious adverse events were reported with maximum follow-up through 20 weeks.

We expect to present initial interim efficacy data from the Phase 2 dose exploration of 4D-150 in the first half of 2024 and expect to enroll our first patient in the Phase 2 SPECTRA clinical trial for DME in the third quarter of 2023. In addition, we anticipate providing an update regarding our Phase 3 pivotal trial plans in the first quarter of 2024 after initial discussion with FDA, which is anticipated to occur in the fourth quarter of 2023.

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future. The primary contributor to our revenue is our agreement with uniQure. In subsequent quarters, we expect the primary contributor to our revenue to be license revenue from Astellas.

In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue in August 2019. We began recognizing revenue related to uniQure in 2020 and expect to recognize the remaining revenue under the agreement in 2023. We recognized revenue of $0.2 million and $0.5 million during the three and six months ended June 30, 2023 related to this agreement. See Note 7 to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue
Collaboration and license revenue	$239	$162	$77	48%
Operating Expenses:
Research and development	23,584	20,422	3,162	15%
General and administrative	8,791	8,166	625	8%
Total operating expenses	32,375	28,588	3,787	13%
Loss from operations	(32,136)	(28,426)	(3,710)	13%
Other Income, Net	2,520	340	2,180	641%
Net loss	$(29,616)	$(28,086)	$(1,530)	5%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue
Collaboration and license revenue	$538	$1,382	$(844)	(61)%
Operating Expenses:
Research and development	46,002	39,819	6,183	16%
General and administrative	16,777	16,381	396	2%
Total operating expenses	62,779	56,200	6,579	12%
Loss from operations	(62,241)	(54,818)	(7,423)	14%
Other Income, Net	3,943	394	3,549	901%
Net loss	$(58,298)	$(54,424)	$(3,874)	7%

Revenue

Revenue increased by $0.1 million, or 48%, from the three months ended June 30, 2022 to the three months ended June 30, 2023 mainly due to higher revenue from the uniQure Agreement.

Revenue decreased by $0.8 million, or 61%, from the six months ended June 30, 2022 to the six months ended June 30, 2023 mainly due to lower revenue from the uniQure Agreement.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Research and development trials and consumables expenses	$9,237	$8,733	$504	6%
Payroll and personnel expenses	10,790	8,795	1,995	23%
Facilities and other research and development expenses	3,557	2,894	663	23%
Total research and development expenses	$23,584	$20,422	$3,162	15%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Research and development trials and consumables expenses	$16,984	$16,030	954	6%
Payroll and personnel expenses	21,887	18,554	3,333	18%
Facilities and other research and development expenses	7,131	5,235	1,896	36%
Total research and development expenses	$46,002	$39,819	$6,183	16%

Research and development expenses increased by $3.2 million, or 15%, from the three months ended June 30, 2022 to the three months ended June 30, 2023. The increase was primarily due to the following:

•
a $2.0 million increase in payroll and personnel expenses, including a $0.3 million increase in employee stock-based compensation, due to increased headcount of research and development personnel;
•
a $0.7 million increase in facilities and other research and development expenses mainly due to higher fixed assets depreciation and consultant expenses; and
•
a $0.5 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150.

Research and development expenses increased by $6.2 million, or 16%, from the six months ended June 30, 2022 to the six months ended June 30, 2023. The increase was primarily due to the following:

•
a $3.3 million increase in payroll and personnel expenses, including a $0.7 million increase in employee stock-based compensation, due to increased headcount of research and development personnel;
•
a $1.9 million increase in facilities and other research and development expenses mainly due to higher fixed assets depreciation and consultant expenses; and
•
a $1.0 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 8%, from the three months ended June 30, 2022 to the three months ended June 30, 2023. The increase was primarily due to:

•
a $0.3 million increase in consulting and professional fees and a $0.4 million increase in outside services, which was offset by
•
a $0.1 million decrease in payroll and personnel expenses.

General and administrative expenses increased by $0.4 million, or 2%, from the six months ended June 30, 2022 to the six months ended June 30, 2023. The increase was primarily due to:

•
a $0.7 million increase in outside services, which was offset by
•
a $0.2 million decrease in payroll and personnel expenses and a $0.1 million decrease in consulting and business insurance expense.

Other Income, Net

Other income, net increased by $2.2 million, or 641%, from the three months ended June 30, 2022 to the three months ended June 30, 2023. It increased by $3.5 million, or 901%, from the six months ended June 30, 2022 to the six months ended June 30, 2023. The increase is primarily attributable to higher market yields on our cash equivalents and marketable securities.

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

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in April 2022 (the “S-3 Registration Statement”). In March 2022, we also entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the "2022 ATM Offering Program"). As of June 30, 2023, 0.5 million shares of the Company's common stock were sold pursuant to the Sales Agreement for net proceeds to the Company of $9.4 million, after deducting issuance costs. As of June 30, 2023, $90.1 million of common stock remained available for sale under the Sales Agreement.

In May 2023, we completed the 2023 Offering in which 8,625,000 shares of our common stock were sold at an offering price of $16.00 per share. The net proceeds from the 2023 Offering were $129.2 million after deducting underwriting discounts and commissions and offering expenses.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $372.8 million as of June 30, 2023. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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
•
potential delays in our preclinical studies and clinical trials, whether current or planned;
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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(49,971)	$(43,454)
Net cash provided by investing activities	92,418	3,358
Net cash provided by financing activities	141,513	579
Net increase (decrease) in cash and cash equivalents	$183,960	$(39,517)

Net Cash Used in Operating Activities

Net cash used in operating activities was $50.0 million for the six months ended June 30, 2023. This was primarily due to the net loss of $58.3 million, adjusted for noncash charges of $11.4 million and net changes in operating assets and liabilities of $3.1 million. Noncash charges included $9.2 million of stock-based compensation expense, $2.1 million of depreciation and amortization and $0.7 million for the amortization of operating lease right-of-use assets, offset by $0.6 million net amortization/accretion of premium/discount on marketable securities. Net changes in operating assets and liabilities included a $2.2 million decrease in accrued and other liabilities, $0.5 million decrease in operating lease liabilities, $0.5 million decrease in deferred revenue and a $0.5 million increase in prepaid expenses and other current assets which were offset by a $0.6 million increase in accounts payable.

Net cash used in operating activities was $43.5 million for the six months ended June 30, 2022. This was primarily due to the net loss of $54.4 million, adjusted for noncash charges of $11.0 million. Noncash charges included $8.3 million of stock-based compensation expense, $1.1 million of net amortization of the premium on marketable securities, $0.9 million of depreciation and amortization and $0.7 million for the amortization of operating lease right-of-use assets. Net changes in operating assets and liabilities included a $1.5 million decrease in accounts payable and a $1.4 million decrease in deferred revenue which were partially offset by a $2.7 million decrease in prepaid expenses and other current assets.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $92.4 million for the six months ended June 30, 2023. This was due to $114.4 million in maturities of marketable securities, offset by purchases of marketable securities of $20.2 million and purchases of property and equipment of $1.8 million.

Net cash provided by investing activities was $3.4 million for the six months ended June 30, 2022. This was due to purchases of marketable securities of $65.9 million and purchases of property and equipment of $8.5 million offset by $77.7 million in maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $141.5 million for the six months ended June 30, 2023. This was primarily due to proceeds from the issuance of common stock upon public offering of $129.7 million, proceeds from the issuance of common stock from the ATM offering program of $9.6 million, proceeds from the issuance of common stock from the exercise of stock options of $2.0 million, and proceeds from the issuance of common stock from ESPP purchases of $0.7 million, offset by payments of public offering costs of $0.3 million and ATM costs of $0.2 million.

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

As of June 30, 2023, our principal commitments consisted of obligations under our operating leases for our headquarters. Please see Note 9, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this report for further details.

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

During the three and six months ended June 30, 2023, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $310.3 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $29.6 million and $28.1 million for the three months ended June 30, 2023 and 2022, respectively, and $58.3 million and $54.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $372.8 million.

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
•
defend against any product liability claims or other lawsuits related to our products; and
•
experience delays in our preclinical studies and clinical trials, whether current or planned, due to the novel coronavirus (“COVID-19”) pandemic or other similar pandemics or public health emergencies.

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

As of June 30, 2023, we had $310.3 million in cash and cash equivalents and marketable securities. In May 2023 we closed the 2023 Offering which provided net proceeds of $129.2 million.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will allow us to fund our planned operations for at least one year from the date of the issuance of the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted if global economic conditions continue to worsen as a result of volatility in credit and financial markets (including due to the residual effects of the COVID-19 pandemic) and to product supply chains. If adequate funds are not available to us on a timely basis, we may be required to:

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

Due to the significant resources required for the development of our product candidates, in particular our product candidates in IND-enabling studies and those in clinical trials, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain product candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the biopharmaceutical industry, in particular for ophthalmology, cardiology and pulmonology, and cardiology diseases, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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
•
the effects of any public health emergencies, including the COVID-19 pandemic, which may result in delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols;
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
•
adverse impacts from public health emergencies, such as the COVID-19 pandemic;
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

The limited number of patients who have the diseases for which many of our product candidates are being studied may make it more difficult for us to enroll or complete clinical trials or may result in findings in our clinical trials that do not reach levels of statistical significance sufficient for marketing approval.

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
•
delays in our clinical development plans due to public health emergencies, such as the COVID-19 pandemic; and

•
a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

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

If any of our product candidates successfully completes clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would seriously harm our business. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, purity, potency, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. We may also rely on our collaborators or collaboration partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or collaboration partners will conduct these activities successfully or do so within the timeframe we desire. Even if we (or our collaborators or collaboration partners) are successful in obtaining approval in one jurisdiction, we cannot assure you that we will obtain approval in any other jurisdictions. Failure to obtain approval for our product candidates in multiple jurisdictions will seriously harm our business.

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

Investment in biopharmaceutical product development involves significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot assure you that we will be able to successfully advance any of our product candidates through the development process or, if approved, successfully commercialize any of our product candidates.

Public health crises such as pandemics or similar outbreaks have affected and could continue to seriously and adversely affect our preclinical and clinical trials, business, financial condition and results of operations.

In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures were implemented, and may be implemented again to the extent eased, across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines could be negatively affected by the COVID-19 pandemic or residual effects thereof, which could seriously harm our business. Further, in response to COVID-19 health guidance measures, we have implemented a work-from-home policy for all staff members excluding those working in certain laboratory and manufacturing functions and those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise seriously harm our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories will be delayed.

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

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would prevent, delay or limit the scope of regulatory approval and commercialization, which could seriously harm our business.

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

In addition, even if such clinical trials are successfully completed, we cannot assure you that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what we determine to be material information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the top-line or interim data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could seriously harm our business.

We may not be successful in our efforts to continue to create a pipeline of product candidates or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates, our commercial opportunity may be limited, which could seriously harm our business.

One of our strategies is to identify and pursue preclinical and clinical development and commercialization of additional product candidates through our Therapeutic Vector Evolution platform technology. Our Therapeutic Vector Evolution platform technology may not produce a pipeline of viable product candidates, or our competitors may develop platform technologies that render our Therapeutic Vector Evolution platform technology obsolete or less attractive. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make them unmarketable or unlikely to receive marketing approval. Identifying, developing and obtaining regulatory approval and commercializing additional product candidates will require substantial funding and is prone to the risks of failure inherent in drug development. If we are unable to successfully identify, acquire, develop and commercialize additional product candidates, our commercial opportunity may be limited, which could seriously harm our business.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the indications for which we have product candidates, including wet AMD, cystic fibrosis lung disease, Fabry disease, XLRP, and choroideremia. Certain of our competitors have commercially approved products for the treatment of the diseases that we are pursuing or may pursue in the future, including Roche, Sanofi, Takeda and Vertex. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to our product candidates. Companies that we are aware are developing therapeutics in the ophthalmology, cardiology and pulmonology disease areas include large companies with significant financial resources, such as Allergan, Novartis, Pfizer, Regeneron, Roche, Sanofi, Takeda and Vertex, and biopharmaceutical companies such as Adverum, Amicus, Kodiak Sciences, Krystal, REGENXBIO, Sangamo, and Spirovant. In addition to competition from other companies targeting ophthalmology, pulmonology, and cardiology any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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
•
our inability to recruit and build a commercial infrastructure;
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

We rely on various CROs to obtain NHPs for use in vector discovery and preclinical development work. In February 2023, we were informed that Charles River Laboratories ("Charles River"), one of our primary suppliers of NHPs, received a subpoena from the United States Department of Justice with respect to its importation of NHPs from Cambodia. Charles River reported that it has voluntarily suspended NHP shipments from Cambodia at this time. If we are unable to secure adequate supply of NHPs from Charles River or other CROs, or the shortage of NHPs causes the price of NHPs to rise substantially, certain of our vector discovery projects and preclinical development efforts will be delayed, and the cost of conducting discovery projects and preclinical development activities may substantially increase. Such delays or cost increases could materially adversely affect our discovery and preclinical development activities and our business.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, we have two granted patents (U.S. patent nos. 11,136,557 and 10,988,519) and four pending patent applications (U.S. patent application nos. 16/486,681, 17/725,289, 17,468,290 and 17/156,023), that were made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. U.S. patent no. 11,136,557 and 11,634,691 were made with the support of U.C. Berkeley and relates to our A101 vector. U.S. patent no. 10,988,519 was made with the support of University of Pennsylvania and relates to our short-form human complement factor H (sCFH) payload of our 4D-175 product candidate. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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

We currently are reliant upon licenses of certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology, including technology related to our product candidates. For example, we rely on our exclusive license agreements with i) U.C. Berkeley for certain rights with respect to the intellectual property covering certain compositions of matter and methods of use of certain AAV variants related to our 4D-710 and 4D-725 product candidates, and ii) University of Pennsylvania for certain rights with respect to the intellectual property covering certain compositions of matter and methods of use of the short-form human complement factor H (sCFH) payload related to our 4D-175 product candidate. These and other licenses we may enter into in the future may not provide adequate rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. As a result, we may not be able to develop and commercialize our technology and product candidates in fields of use and territories for which we are not granted rights pursuant to such licenses.

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

As of June 30, 2023, we had 137 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the lingering effects of the COVID-19 pandemic or other factors such as increased inflation or closure of or liquidity issues at financial institutions (including, for example, Silicon Valley Bank) could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic and continued hybrid working environment, we and our third party service providers and partners may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Our third party service providers and partners are also subject to these heightened risks. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position.

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the CCPA on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA, which went into effect on January 1, 2023, significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. For example, in July 2020, the CJEU limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (“SCCs”). In March 2022, the US and EU announced a new regulatory framework intended to provide for an adequate level of protection for EU personal data exports to the US; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As the enforcement landscape further develops, and supervisory authorities issue further guidance on – and revised SCCs for – international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

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

Some of the factors that may cause the market price of our common stock to fluctuate include:

•
results from, and any delays in, our clinical trials for our clinical-stage product candidates or any other future clinical development programs;
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

Moreover, holders of an aggregate of approximately 1.9 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 57% of our outstanding common stock as of June 30, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to public company compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would seriously harm our business.

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

Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023, has been formatted in Inline XBRL.				X

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

4D Molecular Therapeutics, Inc.

Date: August 9, 2023	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: August 9, 2023	By:	/s/ August J. Moretti
August J. Moretti
Chief Financial Officer Principal Financial and Accounting Officer