Form 10-Q
period 2023-09-30
4D Molecular Therapeutics, Inc.
filed 2023-11-09
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, there were 42,753,607 shares of 4D Molecular Therapeutics, Inc.'s common stock outstanding.

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

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$275,678	$52,351
Marketable securities	43,986	161,203
Prepaid expenses and other current assets	8,579	6,957
Total current assets	328,243	220,511
Marketable securities, long-term	—	4,908
Property and equipment, net	20,738	22,262
Operating lease right-of-use assets, net	11,950	13,085
Other assets	682	1,080
Total assets	$361,613	$261,846
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,713	$3,322
Accrued and other current liabilities	10,194	8,870
Deferred revenue	130	884
Operating lease liabilities, current portion	3,126	2,655
Total current liabilities	18,163	15,731
Deferred revenue, net of current portion	1,096	1,076
Derivative liability	369	212
Operating lease liabilities, long-term portion	12,031	13,469
Other liabilities	20	21
Total liabilities	31,679	30,509
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at September 30, 2023 and December 31, 2022; 42,752,452 and 32,626,627 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	3
Additional paid-in-capital	712,440	547,020
Accumulated other comprehensive gain (loss)	534	(1,196)
Accumulated deficit	(383,044)	(314,490)
Total stockholders’ equity	329,934	231,337
Total liabilities and stockholders’ equity	$361,613	$261,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Collaboration and license revenue	$20,204	$500	$20,742	$1,882
Operating expenses:
Research and development (includes $0 for each of the three months ended September 30, 2023 and 2022, respectively, and $0 and $134 for the nine months ended September 30, 2023 and 2022, respectively, attributable to related parties)	25,066	18,940	71,068	58,753
General and administrative	9,112	8,055	25,889	24,441
Total operating expenses	34,178	26,995	96,957	83,194
Loss from operations	(13,974)	(26,495)	(76,215)	(81,312)
Other income (expense):
Interest income	3,876	795	7,831	1,235
Other income (expense), net	(158)	9	(170)	(38)
Total other income (expense), net	3,718	804	7,661	1,197
Net loss	$(10,256)	$(25,691)	$(68,554)	$(80,115)
Net loss per share, basic and diluted	$(0.24)	$(0.79)	$(1.81)	$(2.48)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	42,256,629	32,385,791	37,884,363	32,305,074

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(10,256)	$(25,691)	$(68,554)	$(80,115)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	189	(24)	1,730	(1,428)
Total comprehensive loss	$(10,067)	$(25,715)	$(66,824)	$(81,543)

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	32,626,627	$3	$547,020	$(1,196)	$(314,490)	$231,337
Issuance of common stock upon exercise of stock options	122,207	—	1,135	—	—	1,135
Issuance of common stock for the ATM offering program, net of issuance costs	487,934	—	9,647	—	—	9,647
Stock-based compensation expense	—	—	4,221	—	—	4,221
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized gain on marketable securities	—	—	—	926	—	926
Net loss	—	—	—	—	(28,682)	(28,682)
Balances at March 31, 2023	33,236,768	$3	$562,045	$(270)	$(343,172)	$218,606
Issuance of common stock upon exercise of stock options	72,217	—	894	—	—	894
Issuance of common stock upon public offering, net of issuance costs	8,625,000	1	129,207	—	—	129,208
Issuance of common stock - 2020 ESPP	82,637	—	658	—	—	658
ATM offering costs	—	—	(212)	—	—	(212)
Stock-based compensation expense	—	—	4,969	—	—	4,969
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized gain on marketable securities	—	—	—	615	—	615
Net loss	—	—	—	—	(29,616)	(29,616)
Balances at June 30, 2023	42,016,622	$4	$697,583	$345	$(372,788)	$325,144
Issuance of common stock upon exercise of stock options	125,152	—	1,040	—	—	1,040
Issuance of common stock for the ATM offering program	610,678	—	9,701	—	—	9,701
ATM offering costs	—	—	(468)	—	—	(468)
Stock-based compensation expense	—	—	4,562	—	—	4,562
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized gain on marketable securities	—	—	—	189	—	189
Net loss	—	—	—	—	(10,256)	(10,256)
Balances at September 30, 2023	42,752,452	$4	$712,440	$534	$(383,044)	$329,934

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	32,224,524	$3	$526,523	$(423)	$(206,996)	$319,107
Issuance of common stock upon exercise of stock options	39,541	—	330	—	—	330
Stock-based compensation expense	—	—	3,933	—	—	3,933
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(998)	—	(998)
Net loss	—	—	—	—	(26,338)	(26,338)
Balances at March 31, 2022	32,264,065	$3	$530,808	(1,421)	$(233,334)	$296,056
Issuance of common stock upon exercise of stock options and warrants	51,261	—	138	—	—	138
Stock-based compensation expense	—	—	4,322	—	—	4,322
Issuance of common stock - 2020 ESPP	61,552	—	471	—	—	471
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(406)	—	(406)
Net loss	—	—	—	—	(28,086)	(28,086)
Balances at June 30, 2022	32,376,878	$3	$535,761	(1,827)	$(261,420)	$272,517
Issuance of common stock upon exercise of stock options	15,500	—	100	—	—	100
Stock-based compensation expense	—	—	4,520	—	—	4,520
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(25,691)	(25,691)
Balances at September 30, 2022	32,392,378	$3	$540,403	$(1,851)	$(287,111)	$251,444

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(68,554)	$(80,115)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	13,752	12,775
Vesting of common stock warrants in return for services	66	66
Change in fair value of derivative liability	157	(1)
Depreciation and amortization	3,102	1,389
Amortization of right-of-use assets	1,134	1,103
Net amortization (accretion) of premium (discount) on marketable securities	(765)	1,290
Changes in operating assets and liabilities
Accounts receivable	—	47
Prepaid expenses and other current assets	(1,622)	3,693
Other assets	(69)	(451)
Accounts payable	1,984	(3,151)
Accrued and other liabilities	1,374	662
Deferred revenue	(734)	(1,882)
Operating lease liabilities	(967)	104
Net cash used in operating activities	(51,142)	(64,471)
Cash flows from investing activities
Purchases of marketable securities	(20,156)	(253,821)
Maturities of marketable securities	144,777	282,993
Acquisition of property and equipment	(2,222)	(10,443)
Net cash provided by investing activities	122,399	18,729
Cash flows from financing activities
Issuance of common stock upon the exercise of stock options and warrants	3,069	568
Issuance of common stock for the ATM offering program, net of issuance costs	19,135	—
Issuance of common stock upon public offering, net of issuance costs	129,208	—
Issuance of common stock - 2020 ESPP	658	471
Net cash provided by financing activities	152,070	1,039
Net increase (decrease) in cash and cash equivalents	223,327	(44,703)
Cash and cash equivalents, beginning of period	52,351	153,001
Cash and cash equivalents, end of period	$275,678	$108,298
Supplemental disclosures of noncash investing and financing information
Deferred ATM costs reclassification	$468	$—
Purchases of property and equipment in accounts payable and accrued and other liabilities	$345	$297

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $383.0 million as of September 30, 2023. The Company believes that its cash and cash equivalents and marketable securities as of September 30, 2023 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these unaudited condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

The accompanying financial information for the three and nine months ended September 30, 2023 and 2022 is unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2023 and December 31, 2022 and its results of operations and cash flows for the nine months ended September 30, 2023 and 2022. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Due to the coronavirus (“COVID-19”) pandemic, the war in Ukraine, rising interest rates and inflation, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2023. While there was not a material impact to the Company’s unaudited condensed financial statements as of September 30, 2023, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the unaudited condensed financial statements in future reporting periods.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	*	*	*	*
Customer B	*	99%	*	98%
Customer C	99%	*	96%	*
Total	99%	99%	96%	98%

* Less than 10%

The Company did not have accounts receivable from its partners in collaboration and license agreements as of September 30, 2023 and December 31, 2022.

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Netherlands	$41	$497	$566	$1,849
United States	20,163	3	20,176	33
Total revenue	$20,204	$500	$20,742	$1,882

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

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	September 30, 2023
Assets
Money market funds	$250,041	$—	$—	$250,041
Commercial paper	—	24,687	—	24,687
Corporate bonds	—	6,279	—	6,279
U.S. Treasuries	—	4,969	—	4,969
U.S. government sponsored agencies	—	8,051	—	8,051
Total	$250,041	$43,986	$—	$294,027
Liabilities
Derivative liability	$—	$—	$369	$369
Total	$—	$—	$369	$369

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2022
Assets
Money market funds	$44,447	$—	$—	$44,447
Commercial paper	—	48,872	—	48,872
Corporate bonds	—	47,012	—	47,012
U.S. Treasuries	—	63,059	—	63,059
U.S. government sponsored agencies	—	7,168	—	7,168
Total	$44,447	$166,111	$—	$210,558
Liabilities
Derivative liability	$—	$—	$212	$212
Total	$—	$—	$212	$212

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

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument during the nine-month periods ended September 30, 2023 and 2022 (in thousands):

Derivative Liability
Balance as of December 31, 2022	$212
Change in fair value included in other income (expense), net	157
Balance as of September 30, 2023	$369

Derivative Liability
Balance as of December 31, 2021	$214
Change in fair value included in other income (expense), net	(1)
Balance as of September 30, 2022	$213

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2023
Short-term marketable securities:
Commercial paper	$24,452	$312	$(77)	$24,687
Corporate bonds	6,302	—	(23)	6,279
U.S. treasuries	4,827	142	—	4,969
U.S. government sponsored agencies	7,871	195	(15)	8,051
Total short-term marketable securities	$43,452	$649	$(115)	$43,986

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Short-term marketable securities:
Commercial paper	$43,988	$—	$(24)	$43,964
Corporate bonds	47,565	—	(553)	47,012
U.S. treasuries	63,502	1	(444)	63,059
U.S. government sponsored agencies	7,185	12	(29)	7,168
Total short-term marketable securities	$162,240	$13	$(1,050)	$161,203
Long-term marketable securities:
Commercial paper	$5,067	$—	$(159)	$4,908
Total long-term marketable securities	$5,067	$—	$(159)	$4,908

All marketable securities held as of September 30, 2023 had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$12,783	$97,472
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	11,232	53,716
Aggregate fair value of marketable securities in unrealized gain position	19,971	14,923
Total marketable securities	$43,986	$166,111

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $0.1 million, as well as in aggregate, $0.1 million, as of September 30, 2023, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of September 30, 2023.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Machinery and equipment	$11,995	$11,191
Leasehold improvements	16,902	16,902
Furniture and fixtures	566	566
Office equipment	240	239
Computer equipment and software	836	616
Construction in progress	1,030	476
Total property and equipment	31,569	29,990
Less: Accumulated depreciation and amortization	(10,831)	(7,728)
Property and equipment, net	$20,738	$22,262

All property and equipment are maintained in the United States. Depreciation expense was $1.1 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $3.1 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Payroll and related expenses	$6,223	$5,689
Accrued clinical and preclinical study costs	1,776	1,355
Consulting and professional	2,032	1,444
Other accrued expenses	163	382
Total accrued and other current liabilities	$10,194	$8,870

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
uniQure	$41	$497	$566	$1,849
CFF	155	3	168	33
Astellas	20,008	—	20,008	—
Total revenue	$20,204	$500	$20,742	$1,882

Deferred revenue is summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
uniQure	$—	$566
CFF	1,226	1,394
Total deferred revenue	$1,226	$1,960

The total amount of revenue in the nine months ended September 30, 2023, which was included in deferred revenue at January 1, 2023, was $0.7 million. The total amount of revenue in the nine months ended September 30, 2022, which was included in deferred revenue at January 1, 2022, was $1.9 million.

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

The incremental transaction price described in the paragraph above was recorded as deferred revenue given that the Company identified one single combined performance obligation under ASC 606, which includes the licenses to the New Variants, research services and participation in the joint steering committee (“JSC”). Revenue is being recognized using the input method based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. The Company completed its performance obligation during the third quarter of 2023 and the deferred revenue was recognized as revenue in the same period.

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

The Company recognized an immaterial amount and $0.6 million during the three and nine months ended September 30, 2023, respectively, under both of the Amended uniQure Agreement and the Second uniQure Agreement. During the three and nine months ended September 30, 2022, the Company recognized $0.5 million and $1.8 million, respectively, under both of the Amended uniQure Agreement and the Second uniQure Agreement. During the nine months ended September 30, 2022, the decrease in total budgeted costs for the remaining performance obligation resulted in a $1.8 million increase in revenue recognized in the nine months ended September 30, 2022 related to the performance obligation partially satisfied prior to January 1, 2022. As of September 30, 2023 and December 31, 2022, deferred revenue relating to uniQure was zero and $0.6 million, respectively. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation was zero and $0.6 million, respectively.

CFF

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with the CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of September 30, 2023 and December 31, 2022, the Company had achieved milestones totaling $1.7 million under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the three and nine months ended September 30, 2023 was $0.2 million and $0.2 million, respectively, while revenue recognized during the three and nine months ended September 30, 2022 was immaterial. As of September 30, 2023 and December 31, 2022, deferred revenue relating to the CFF Agreement was $1.2 million and $1.4 million, respectively. There were no accounts receivable from CFF under the CFF Agreement as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.2 million and $1.4 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next one to three years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 14 for further discussion of the embedded derivative.

8. License Arrangements

Astellas Gene Therapies, Inc.

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

Under the License Agreement, the Company’s performance obligation is to grant and make available to AGT the Licensed IP and Licensed Know-How (each as defined in the License Agreement) with respect to the 4D Vector. In connection with the grant of the license, in July 2023, the Company delivered to AGT the Transferred Material (as defined in the License Agreement).

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

As of September 30, 2023, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

The Company did not incur any expense under the provisions of the outstanding license agreements during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company incurred immaterial expenses under the provisions of the outstanding license agreements.

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

The 5980 Horton Street Building Lease is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of September 30, 2023, the operating lease right-of-use asset and operating lease liability were $1.3 million and $1.5 million, respectively. As of December 31, 2022, the operating lease right-of-use asset and operating lease liability were $1.6 million and $1.9 million, respectively. The discount rate used to determine the lease liability was 7.5%.

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

In May 2019, the Company amended the second lease agreement executed in October 2018 to add additional office, manufacturing and laboratory space (the “Expansion”). The amendment extended the term of the lease to December 31, 2029. The Company did not have to pay rent until December 2019. The lease agreement also included a tenant improvement allowance, which was increased to $2.3 million in February 2021 pursuant to a second amendment to the second lease agreement. As of September 30, 2023, the Company has received $2.3 million of this tenant improvement allowance. The tenant improvement allowance funds improvements to the additional office, manufacturing and laboratory space, which the Company has determined to be lessee owned. The allowance is treated as a reduction of lease payments used to measure the lease liability.

The 5858 Horton Street Building Lease and Expansion are considered operating leases under ASC 842 as they do not meet the criteria of a finance lease. As of September 30, 2023, the operating lease right-of-use asset and operating lease liability was $10.7 million and $13.6 million, respectively. As of December 31, 2022, the operating lease right-of-use asset and operating lease liability was $11.5 million and $14.3 million, respectively. The discount rate used to determine the lease liability was 7.8%.

Neither of the leases include a general option for the Company to terminate the leases.

The following table summarizes the components of lease expense for the three and nine months ended September 30, 2023 and 2022, which are included in operating expenses in the Company’s condensed statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$698	$697	$2,095	$2,090
Variable lease cost	311	260	933	751
Total	$1,009	$957	$3,028	$2,841

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

The following table summarizes supplemental information related to operating leases:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	6.0	6.7
Weighted-average discount rate:	7.8%	7.8%

The following table summarizes the maturities of lease liabilities as of September 30, 2023 (in thousands):

2023 (remaining three months)	$773
2024	3,149
2025	3,244
2026	3,135
2027	2,810
Thereafter	5,875
Total future minimum lease payments	18,986
Less: Amount representing interest	(3,829)
Present value of future minimum lease payments	15,157
Less: Current portion of operating lease liabilities	3,126
Long-term portion of operating lease liabilities	$12,031

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at September 30, 2023.

10. Common Stock

As of September 30, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

As of September 30, 2023 and December 31, 2022, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30, 2023	December 31, 2022
Issuance of common stock under the 2020 Equity Incentive Award Plan	3,181,340	2,112,039
Issuance of common stock under the 2020 Employee Stock Purchase Plan	380,636	413,273
Exercise of options issued and outstanding	6,021,383	5,778,929
Exercise of common stock warrants	53,669	53,669
Total common stock reserved for future issuance	9,637,028	8,357,910

Funding Agreement with CFF — In April 2020, CFF made a $10.0 million investment in the Company's Series C redeemable convertible preferred stock financing. In return for the investment, CFF received shares of Series C redeemable convertible preferred stock, and the Company and CFF entered into a Funding Agreement (the “Funding Agreement”). Pursuant to the terms of the Funding Agreement, except in the event of a technical failure, the $10.0 million received from CFF will be used to advance the development program for 4D-710, the Company’s lead product in cystic fibrosis, or any other therapeutic approved by the Program Advisory Group (“PAG”) to alleviate pulmonary complications of cystic fibrosis (the “Funding Agreement Product”).

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

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of September 30, 2023, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

11. Stock-based Compensation

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company's common stock may be issued upon the exercise of incentive stock options. On January 1, 2023, an additional 1,631,331 shares of common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of September 30, 2023 there were 2,857,922 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan. As of September 30, 2023, there were 323,418 shares available for grant under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of September 30, 2023, options to purchase 1,829,240 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

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

Stock Options

The following table summarizes the stock options activity for the nine months ended September 30, 2023:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options
Balances at December 31, 2022	2,112,039	5,778,929
Options authorized	1,631,331	—
Options granted	(1,226,579)	1,226,579
Options exercised	—	(319,576)
Options expired	60,746	(60,746)
Options forfeited	603,803	(603,803)
Balances at September 30, 2023	3,181,340	6,021,383
Options exercisable at September 30, 2023		3,146,872
Options vested and expected to vest at September 30, 2023		6,021,383

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term	6.0 - 6.1 years	5.9 - 6.1 years	6.0 - 6.1 years	5.9 - 6.1 years
Expected volatility	80.6% - 82.2%	81.3% - 81.9%	80.6% - 84.4%	80.0% - 81.9%
Risk-free interest rate	4.1% - 4.4%	2.9% - 3.9%	3.5% - 4.4%	1.5% - 3.9%
Expected dividend yield	—%	—%	—%	—%

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,314	$2,438	$7,463	$6,931
General and administrative	2,248	2,082	6,289	5,844
Total stock-based compensation expense	$4,562	$4,520	$13,752	$12,775

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

There was no material expense related to the above warrant shares during each of the three and nine months ended September 30, 2023 and 2022.

13. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(10,256)	$(25,691)	$(68,554)	$(80,115)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	42,256,629	32,385,791	37,884,363	32,305,074
Net loss per share, basic and diluted	$(0.24)	$(0.79)	$(1.81)	$(2.48)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2023	2022
Options issued and outstanding	6,021,383	6,035,456
ESPP shares expected to be issued	269,102	—
Common stock warrants	53,669	53,669
Total	6,344,154	6,089,125

14. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability, and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at September 30, 2023 and zero to $10.6 million at December 31, 2022), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at September 30, 2023 and December 31, 2022) and the discount rate (15.0% at September 30, 2023 and December 31, 2022). The Company

determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.4 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.

15. Related Party Transactions

In April 2019, the Company entered into two sponsored research agreements (“SRAs”) with the UC Regents to conduct research in a research facility on the U.C. Berkeley campus, under the direction of David Schaffer, Ph.D., a co-founder and former director and Chief Scientific Advisor of the Company. The SRAs had a three year term that ended in May 2022. Under the SRAs, the Company had an option to license (on a royalty-bearing basis) all intellectual property generated under the SRAs. The total amount the Company was committed to pay to the UC Regents under the SRAs was $1.4 million, which was fully paid as of March 31, 2022. In March 2021, the Company entered into another sponsored research agreement with the UC Regents to conduct research in laboratories on the U.C. Berkeley campus that are under the direction of David Schaffer, Ph.D., and another U.C. Berkeley professor covering investigations into how machine learning approaches may enhance AAV capsid engineering (the “Machine Learning SRA”). Pursuant to the Machine Learning SRA, the Company committed to pay the UC Regents a total of $1.4 million, of which $0.4 million was paid as of March 31, 2022. The Machine Learning SRA had a three-year term ending in 2024. The Company could terminate the Machine Learning SRA for convenience and without cause with 60 days’ notice. The Machine Learning SRA was terminated by the Company in March 2022. While the Machine Learning SRA was between the Company and the UC Regents, the payments under the SRA were used to fund the lab under the direction of David Schaffer, Ph.D. As of September 30, 2023 and December 31, 2022, there were no accounts payable related to the SRAs and Machine Learning SRA. Any patent prosecution costs incurred under the Machine Learning SRA and the SRAs were borne by the Company. During the three and nine months ended September 30, 2023, the Company did not record any expense related to these agreements. During the three and nine months ended September 30, 2022, the Company recorded zero and $0.3 million, respectively, of expenses related to these agreements

As of February 2022, the Machine Learning SRA and the SRAs ceased to be related party transactions upon the resignation of David Schaffer, Ph.D., from the board of directors of the Company.

16. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.2 million for each of the three months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, the Company recorded contribution expenses of $0.9 million and $0.7 million, respectively.

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

Overview

We are a genetic medicines company with three novel, highly targeted next generation AAV vectors currently in human clinical studies. We seek to unlock the full potential of genetic medicines using its proprietary invention platform, Therapeutic Vector Evolution, which combines the power of the Nobel Prize-winning technology, directed evolution, with approximately one billion synthetic AAV capsid-derived sequences to invent customized and evolved vectors for use in our product candidates.. We believe key features of our targeted and evolved vectors will help us to potentially create targeted genetic medicine product candidates with improved therapeutic profiles. These profiles will allow us to treat a broad range of large market diseases, unlike most current genetic medicines that generally focus on rare or small market diseases.

We have built a deep portfolio of genetic medicine product candidates, with three novel, highly targeted next generation AAV vectors currently in the clinic. This portfolio includes five product candidates in clinical trials: 4D-150 for the treatment of wet age-related macular degeneration ("wet AMD") and diabetic macular edema (“DME”), 4D-710 for the treatment of cystic fibrosis lung disease, 4D-310 for the treatment of Fabry disease cardiomyopathy, 4D-125 for the treatment of X-linked retinitis pigmentosa ("XLRP") and 4D-110 for the treatment of choroideremia. In addition, we have two product candidates in preclinical studies: 4D-175 for geographic atrophy (“GA”) and 4D-725 for alpha-1 antitrypsin deficiency lung disease.

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

In July 2023, we entered into a licensing agreement (the “License Agreement”) with Astellas Gene Therapies, Inc. (“AGT”) for our intravitreal retinotropic R100 vector to develop and commercialize products for genetic targets implicated in rare monogenic ophthalmic disease. AGT paid the Company an upfront amount of $20.0 million and may receive potential future option fees and milestones of up to $942.5 million including potential near-term development milestones of $15.0 million for the initial target.

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

Our net losses were $10.3 million and $25.7 million for the three months ended September 30, 2023 and 2022, respectively, and $68.6 million and $80.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $383.0 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Recent Developments

We presented positive interim clinical and lung biopsy biomarker data for 4D-710 from patients in our Phase 1/2 AEROW clinical trial in November 2023. The interim results included:

•
Aerosolized 4D-710 was generally well-tolerated with no inflammation in any lung biopsy across Cohorts 1 & 2 (1E15 & 2E15 vg; n=7) with up to 17 months follow-up;
•
Robust, reproducible, supraphysiological CFTR expression across all participants and all lung tissue samples collected (n=34), significantly exceeding target profile; and
•
Durable clinical activity demonstrated by improvements in CFQ-R-RD & ppFEV1 through 12 months in Cohort 1.

We also recently announced alignment with the U.S. Food and Drug Administration (“FDA”) on a plan to lift the clinical hold on the Phase 1/2 INGLAXA clinical trial for 4D-310 for Fabry disease cardiomyopathy, including initiation of a single non-human primate safety study evaluating intravenous (“IV”) 4D-310 combined with a rituximab/sirolimus (“R/S”) immunosuppressive regimen and amendment of the INGLAXA protocol to minimize risk of atypical hemolytic uremic syndrome (aHUS) associated with IV AAV dosing, including addition of R/S immunosuppressive regimen.

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future.

In July 2023, we entered into the License Agreement with AGT where we provided our 4D vector technology to AGT to deliver AGT’s genetic payloads for the treatment of rare monogenic diseases. As partial consideration for the rights and licenses granted to AGT under License Agreement, we received an upfront payment of $20.0 million which we recognized as revenue during the quarter ended September 30, 2023.

In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue in August 2019. We began recognizing revenue related to uniQure in 2020 and recognized the remaining revenue under the agreement during the third quarter of 2023. We recognized immaterial revenue during the three months ended September 30, 2023, and $0.6 million during the nine months ended September 30, 2023 related to this agreement. See Note 7, Research and Collaboration Agreements, to our unaudited condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

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

Results of Operations

Comparison of the Three and NIne Months Ended September 30, 2023 and 2022

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue
Collaboration and license revenue	$20,204	$500	$19,704	3941%
Operating Expenses:
Research and development	25,066	18,940	6,126	32%
General and administrative	9,112	8,055	1,057	13%
Total operating expenses	34,178	26,995	7,183	27%
Loss from operations	(13,974)	(26,495)	12,521	(47)%
Other Income, Net	3,718	804	2,914	362%
Net loss	$(10,256)	$(25,691)	$15,435	(60)%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue
Collaboration and license revenue	$20,742	$1,882	$18,860	1002%
Operating Expenses:
Research and development	71,068	58,753	12,315	21%
General and administrative	25,889	24,441	1,448	6%
Total operating expenses	96,957	83,194	13,763	17%
Loss from operations	(76,215)	(81,312)	5,097	(6)%
Other Income, Net	7,661	1,197	6,464	540%
Net loss	$(68,554)	$(80,115)	$11,561	(14)%

Revenue

Revenue increased by $19.7 million, or 3,941%, from the three months ended September 30, 2022 to the three months ended September 30, 2023 mainly due to the upfront fees received from the License Agreement with Astellas.

Revenue increased by $18.9 million, or 1,002%, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 mainly due to the upfront fees received from the License Agreement with Astellas which was partially offset by lower revenue from uniQure in 2023.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Research and development trials and consumables expenses	$11,500	$6,677	$4,823	72%
Payroll and personnel expenses	9,661	9,560	101	1%
Facilities and other research and development expenses	3,905	2,703	1,202	44%
Total research and development expenses	$25,066	$18,940	$6,126	32%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Research and development trials and consumables expenses	$28,485	$22,704	5,781	25%
Payroll and personnel expenses	31,548	28,112	3,436	12%
Facilities and other research and development expenses	11,035	7,937	3,098	39%
Total research and development expenses	$71,068	$58,753	$12,315	21%

Research and development expenses increased by $6.1 million, or 32%, from the three months ended September 30, 2022 to the three months ended September 30, 2023. The increase was primarily due to the following:

•
a $4.8 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $1.2 million increase in facilities and other research and development expenses mainly due to higher fixed assets depreciation, repairs and maintenance services and consultant expenses; and
•
a $0.1 million increase in payroll and personnel expenses.

Research and development expenses increased by $12.3 million, or 21%, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The increase was primarily due to the following:

•
a $5.8 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $3.1 million increase in facilities and other research and development expenses mainly due to higher fixed assets depreciation and consultant expenses; and
•
a $3.4 million increase in payroll and personnel expenses, including a $0.5 million increase in employee stock-based compensation, due to increased headcount of research and development personnel.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 13%, from the three months ended September 30, 2022 to the three months ended September 30, 2023. The increase was primarily due to:

•
a $0.2 million increase in outside services;
•
a $0.5 million increase in payroll and personnel expenses, which includes a $0.2 million increase in employee stock-based compensation due to increased headcount of general and administrative personnel; and
•
a $0.4 million increase in facilities and other expenses mainly due to higher consulting services and audit and tax fees.

General and administrative expenses increased by $1.4 million, or 6%, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The increase was primarily due to:

•
a $1.0 million increase in outside services;
•
a $0.2 million increase in payroll and personnel expenses; and
•
a $0.2 million increase in facilities and other expenses mainly due to higher facilities expenses and audit and tax fees which was partially offset by lower business insurance expense.

Other Income, Net

Other income, net increased by $2.9 million, or 362%, from the three months ended September 30, 2022 to the three months ended September 30, 2023. It increased by $6.5 million, or 540%, from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The increase is primarily attributable to higher market yields on our cash equivalents and marketable securities.

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

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in April 2022 (the “S-3 Registration Statement”). In March 2022, we also entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the "2022 ATM Offering Program"). As of September 30, 2023, 1.1 million shares of the Company's common stock were sold pursuant to the Sales Agreement for net proceeds to the Company of $19.1 million, after deducting issuance costs. As of September 30, 2023, $80.1 million of common stock remained available for sale under the Sales Agreement.

In May 2023, we completed the 2023 Offering in which 8,625,000 shares of our common stock were sold at an offering price of $16.00 per share. The net proceeds from the 2023 Offering were $129.2 million after deducting underwriting discounts and commissions and offering expenses.

In July 2023, we entered into the License Agreement with AGT where we provided our 4D vector technology to AGT to deliver AGT’s genetic payloads for the treatment of rare monogenic diseases. As partial consideration for the rights and licenses granted to AGT under the License Agreement, we received an upfront payment of $20.0 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $383.0 million as of September 30, 2023. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

We believe that our existing cash and cash equivalents and marketable securities will allow us to fund our planned operations for at least one year from the date of the issuance of this report.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(51,142)	$(64,471)
Net cash provided by investing activities	122,399	18,729
Net cash provided by financing activities	152,070	1,039
Net increase (decrease) in cash and cash equivalents	$223,327	$(44,703)

Net Cash Used in Operating Activities

Net cash used in operating activities was $51.1 million for the nine months ended September 30, 2023. This was primarily due to the net loss of $68.6 million, adjusted for noncash charges of $17.4 million and net changes in operating assets and liabilities of $0.1 million. Noncash charges included $13.8 million of stock-based compensation expense, $3.1 million of depreciation and amortization, $1.1 million for the amortization of operating lease right-of-use assets and $0.2 million change in fair value of derivative liability, offset by $0.8 million net amortization/accretion of premium/discount on marketable securities. Net changes in operating assets and liabilities included a $1.0 million decrease in operating lease liabilities, $0.7 million decrease in deferred revenue and a $1.6 million increase in prepaid expenses and other current assets which were offset by a $2.0 million increase in accounts payable and $1.4 million increase in accrued and other liabilities.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $122.4 million for the nine months ended September 30, 2023. This was due to $144.8 million in maturities of marketable securities, offset by purchases of marketable securities of $20.2 million and purchases of property and equipment of $2.2 million.

Net cash provided by investing activities was $18.7 million for the nine months ended September 30, 2022. This was due to maturities of marketable securities of $283.0 million, partially offset by purchases of marketable securities of $253.8 million and purchases of property and equipment of $10.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $152.1 million for the nine months ended September 30, 2023. This was primarily due to proceeds from the issuance of common stock upon public offering of $129.2 million, proceeds from the issuance of common stock from the ATM offering program of $19.1 million, proceeds from the issuance of common stock from the exercise of stock options of $3.1 million, and proceeds from the issuance of common stock from the Company’s 2022 Employee Stock Purchase Plan (“ESPP”) purchases of $0.7 million.

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

As of September 30, 2023, our principal commitments consisted of obligations under our operating leases for our headquarters. Please see Note 9, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this report for further details.

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

During the three and nine months ended September 30, 2023, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included elsewhere in this report for information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $319.7 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings information set forth in Note 9 Commitments and Contingencies of the notes to our unaudited condensed financial statements in Part I, Item I of this report is incorporated by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our financial statements and the related notes and the section of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the following risks actually occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors and elsewhere will include harm to our business, reputation, financial condition, results of operations, future prospects and stock price. If our business is seriously harmed, the market price of our common stock could decline, and you could lose part or all of your investment.

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

We have incurred recurring net losses, including net losses of $10.3 million and $25.7 million for the three months ended September 30, 2023 and 2022, respectively, and $68.6 million and $80.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $383.0 million.

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

As of September 30, 2023, we had $319.7 million in cash and cash equivalents and marketable securities. In May 2023 we closed the 2023 Offering which provided net proceeds of $129.2 million.

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

All of our product candidates are based on genetic medicine technology, and our future success depends on the successful development of this novel therapeutic approach. We cannot assure you that any development problems we or other genetic medicine companies experience in the future related to genetic medicine technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical study requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, European Medicines Agency (“EMA”) or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, few genetic medicine products have been approved by the FDA or comparable foreign regulatory authorities, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the indications for which we have product candidates, including wet AMD, diabetic macular adema, cystic fibrosis lung disease, Fabry disease, XLRP, and choroideremia. Certain of our competitors have commercially approved products for the treatment of the diseases that we are pursuing or may pursue in the future, including Regeneron, Roche, Sanofi, Takeda and Vertex. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to our product candidates. Companies that we are aware are developing therapeutics in the ophthalmology, cardiology and pulmonology disease areas include large companies with significant financial resources, such as Allergan, Novartis, Pfizer, Roche, Sanofi, Takeda and Vertex, and biopharmaceutical companies such as Adverum, Amicus, Kodiak Sciences, Krystal, REGENXBIO, Sangamo, and Spirovant. In addition to competition from other companies targeting ophthalmology, pulmonology, and cardiology any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, or if the sponsor fails to conduct required confirmatory studies in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, provided FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this disease condition, the product sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A BLA for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We have received Fast Track designation for 4D-310 for the treatment of Fabry disease, and for 4D-125 for the treatment of patients with inherited retinal dystrophies due to defects in the RPGR gene, including XLRP and we may receive Fast Track designation for other product candidates in the future; however, we may not experience a faster development, review or approval process, and receipt of the designation does not increase the likelihood that the FDA will approve 4D-310 or 4D-125 for any indication. In addition, the FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•
establishment of a Center for Medicare & Medicaid Innovation (“CMMI”) at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient assistance programs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). On August 29, 2023, CMS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to an executive order from the Biden administration, the Department of Health and Human Services released a report outlining three new models for testing by CMMI which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We also expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures and could seriously harm our business.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, we have three granted patents (U.S. patent nos. 11,136,557, 11,634,691 and 10,988,519) and four pending patent applications (U.S. patent application nos. 16/486,681, 17,468,290, 17/156,023 and 18/184,184), that were made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. U.S. patent nos. 11,136,557 and 11,634,691 were made with the support of U.C. Berkeley and relate to our A101 vector of our 4D-710 and 4D-725 product candidates. U.S. patent no. 10,988,519 was made with the support of University of Pennsylvania and relates to our short-form human complement factor H (sCFH) payload of our 4D-175 product candidate. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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

As of September 30, 2023, we had 144 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. Despite the implementation of security measures, our internal information technology systems and those of our collaborators, future CROs and other contractors and consultants may be vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, denial or degradation of service attacks, and sophisticated nation-state and nation-state supported actors.

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the CCPA on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 56% of our outstanding common stock as of September 30, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Unfavorable conditions in the global economy caused by global political unrest or conflicts, including the ongoing conflict between Russia and Ukraine and in Israel and Gaza , may exacerbate certain risks we face.

Political unrest, international conflict, terrorism or war, such as Russia’s invasion of Ukraine and the armed conflict in Israel and Gaza, and the global response to these conflicts, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations and partner contracts, and we currently do not expect existing conflicts to directly have a significant effect on our financial condition or results of operations. However, if hostilities persist, escalate or expand, risks that we have identified in this Quarterly Report on Form 10-Q may be materially increased. For example, if our supply arrangements or clinical operations are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the ongoing conflicts, which could adversely affect our ability to maintain or enhance our cyber security measures. These and other risks are described more fully in this “Risk Factors” section.

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	6/21/22	3.1

4.1	Description of Securities of the Registrant.	10-K	3/15/23	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 29, 2020, among the Registrant and the investors party thereto.	S-1/A	12/7/20	4.3

10.1^	License Agreement between the Registrant and Astellas Gene Therapies, Inc., dated as of July 5, 2023				X

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023, has been formatted in Inline XBRL.				X

^ Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit have been omitted because the Company has determined that the information is not material and is the type that the Company treat as private or confidential.

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

4D Molecular Therapeutics, Inc.

Date: November 9, 2023	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: November 9, 2023	By:	/s/ Uneek Mehra
Uneek Mehra
Chief Financial and Business Officer Principal Financial and Accounting Officer