Form 10-K
period 2023-12-31
4D Molecular Therapeutics, Inc.
filed 2024-02-29
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2023 was $630,270,306.

The number of shares of registrant’s Common Stock outstanding as of February 23, 2024 was 49,778,127.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the success, cost and timing of our development activities, preclinical studies and clinical trials, including our clinical trials for 4D-150, 4D-175, 4D-710, 4D-725, 4D-310, 4D-125 and 4D-110;
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
•
the expected potential benefits of strategic collaboration agreements, including our relationships with Arbor Biotechnologies, Inc., Astellas Gene Therapies, Inc., uniQure biopharma B.V. and Cystic Fibrosis Foundation, and our ability to attract collaborators with development, regulatory and commercialization expertise;
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

iii

PART I

Item 1. Business.

Overview

We are a leading clinical-stage biopharma company focused on unlocking the full potential of genetic medicines through proprietary customized vectors that are optimized for the specific diseases we treat. 4DMT’s proprietary invention platform, Therapeutic Vector Evolution, combines the power of the Nobel Prize-winning technology, directed evolution, with approximately one billion synthetic adeno-associated virus (“AAV”) capsid-derived sequences to invent customized and evolved vectors for use in our wholly owned and partnered product candidates. Our product design, development, and manufacturing engine helps us efficiently create and advance our diverse product pipeline with the goal of revolutionizing medicine with potential curative therapies for millions of patients.

To date, we have demonstrated clinical proof-of-concept for three proprietary and evolved vectors in three therapeutic areas, each with a different route of administration (intravitreal, aerosol and intravenous). As a result, we have built a deep portfolio of genetic medicine product candidates, with five product candidates in clinical trials in seven patient populations: 4D-150 for the treatment of wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”), 4D-710 for the treatment of cystic fibrosis lung disease (both in modulator ineligible and eligible populations), 4D-310 for the treatment of Fabry disease cardiomyopathy, 4D-125 for the treatment of X-linked retinitis pigmentosa (“XLRP”), and 4D-110 for the treatment of choroideremia. In addition, we have two product candidates in preclinical development: 4D-175 for geographic atrophy (“GA”) and 4D-725 for alpha-1 antitrypsin deficiency lung disease. We believe this validates the power of our directed evolution platform for inventing superior and customized vectors compared to wildtype conventional viral vectors.

We have built a robust and efficient product design and development engine with 6 open Investigational New Drug Applications (“INDs”) in the U.S., 1 IND in Taiwan, and 1 Clinical Trial Approval (“CTA”) in Australia. For our lead product candidate 4D-150, we have both PRIME and RMAT designations from the EMA and FDA, respectively. We believe we are positioned to invent, develop, manufacture and, if approved, effectively commercialize targeted genetic medicines with the potential to transform the lives of patients suffering from debilitating diseases. Our business, research, development and manufacturing organizations and capabilities are fully integrated on the same campus in Emeryville, California.

Our Product Candidate Pipeline

We are developing a diverse pipeline of product candidates. Our lead product candidates are focused on large market ophthalmology, pulmonology, and cardiology. Each of our product candidates leverages a targeted and evolved vector we invented through our Therapeutic Vector Evolution platform. Our strategy has been to build a diversified product pipeline to maximize our probability of technical success, while leveraging the modularity of our vectors to create therapeutic area product portfolios efficiently from a single vector. Below is a summary of our product candidate pipeline:

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

The first step in directed evolution is to generate massive genetic diversity. Starting with the genomes of multiple proprietary AAV variant capsids, naturally occurring AAV variant capsids, we employ numerous diverse molecular biology techniques to create our proprietary libraries comprising approximately one billion synthetic AAV capsid sequences. These synthetic capsid gene sequences are then used to manufacture a massive library of protein capsids, each of which contains its own genetic sequence. This “barcoding” allows us to track and quantify the biodistribution of vectors in primates over multiple rounds of selection.

Leveraging our proprietary libraries comprising approximately one billion synthetic capsid sequences, we conduct Therapeutic Vector Evolution, including competitive selection in primates, to identify customized and evolved vectors that fit our desired Target Vector Profile for any disease or set of diseases we want to treat. The illustration below highlights the Target Vector Profile design and subsequent selection process whereby competitive pressure is applied over a varying number of selection rounds for each program. Capsids with the best fitness for the Target Vector Profile are enriched within each round and are designated lead vectors.

Since the company’s founding in 2013, we have developed and industrialized our Therapeutic Vector Evolution Platform to invent customized and evolved vectors for use in human therapeutic products. In addition, we have developed significant experience in performing Therapeutic Vector Evolution programs in NHPs. We have patent applications and issued patents covering hundreds of proprietary, unique AAV capsid vectors. We believe these proprietary customized vectors will give us significant competitive advantages to develop product candidates for a broad range of large market and rare disease patient populations, including those other genetic medicines cannot address.

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

Large Market Ophthalmology Portfolio

4D-150 for Wet AMD and Diabetic Macular Edema

Disease Background, Unmet Medical Need, and Target Patient Population

Wet AMD is a highly prevalent disease with an estimated 3 million patients affected in the United States and major European markets. Wet AMD is a type of macular degeneration where abnormal blood vessels (choroidal neovascularization or CNV) grow into the macula, the central area of the retina. CNV causes swelling and edema of the retina, bleeding and scarring, which can result in visual distortion and reduced acuity. The proliferation and leakage of abnormal blood vessels is stimulated by protein members of the vascular endothelial growth factor (“VEGF”) family, such as VEGF-A, -B, -C, and placental growth factor (“PIGF”). This process distorts and can potentially destroy central vision and may progress to blindness without treatment.

Diabetes mellitus affects approximately 400 million adults worldwide and the prevalence is expected to increase by approximately 45% in the next decade. Diabetic eye disease is a leading cause of vision loss and blindness in working-age adults and occurs due to the development of diabetic macular edema (“DME”; swelling and edema in the central retina). DME is a highly prevalent disease with significant unmet medical need. It is estimated that there are approximately 5 million individuals with DME in the United States and major European markets. DME is characterized by swelling in the macula due to leakage from blood vessels. This can lead to blurred vision.

The current treatment paradigm for wet AMD and DME is intravitreal injection of patients with anti-VEGF proteins that inhibit blood vessel leakage and proliferation of new blood vessels, reducing edema and bleeding risk, and allowing in many instances some visual acuity to be recovered. Most anti-VEGF therapies require repeated and burdensome intravitreal injections in the office every few weeks to every few months to obtain full efficacy. When patients miss doses, they may experience vision decline due to undertreatment. Based on current clinical experience, after several years of treatment, the early vision gains are frequently lost, and visual acuity declines may result at least in part from poor patient compliance and undertreatment. Even with frequent treatment, disease can often be under poor control in many patients leading to variability in retina tissue edema and thickness, and this poor anatomic control can lead to vision loss. Finally, VEGF-C has been shown to be an escape mechanism from VEGF-A inhibition and significant contributor to disease.

We believe these major retinal diseases are ideal candidate applications for genetic medicines. There are multiple products on the market that validate the anti-VEGF therapeutic approach, and emerging randomized clinical trial data suggest that inhibiting additional molecular targets (e.g. VEGF-C) can extend the efficacy and durability of anti-VEGF A therapy alone. Delivering intravitreal therapies to the eye is routine, and there is an advantage for a single dose genetic medicine that can provide long-term efficacy in patients for whom compliance, or treatment resistance, is a problem.

Our Solution

4D-150 is a dual-transgene, intravitreal genetic medicine, designed to inhibit four distinct VEGF members to prevent angiogenesis and reduce vascular permeability, for the treatment of angiogenic diseases of the retina. These angiogenic diseases of the retina, including wet AMD and DME, represent therapeutic markets of over $18 billion.

4D-150 is engineered for efficient intravitreal delivery to the retina of a payload expressing two transgenes. Sustained expression of 4D-150 transgenes in the retina has the potential to reduce the treatment burden of repeated visits for anti-VEGF injections required to maintain optimal visual outcomes. 4D-150 may also lead to better long term visual outcomes than therapies that target fewer angiogenic factors and may reduce undertreatment resulting from the challenges of complying with a regimen of frequent visits to receive injections. Intravitreal delivery of biologics to the eye is routine, and a single dose intravitreal genetic medicine that could provide long-term efficacy in patients would be an advantage for patients who struggle with compliance and treatment burden and treatment resistance.

4DMT Differentiation: AAV Genetic Medicines for wet AMD and DME

AAV genetic medicine approaches are being developed by several companies to treat wet AMD by delivering a functional copy of an anti-angiogenic transgene by either subretinal surgical delivery or suprachoroidal injection with a conventional AAV vector, or intravitreal administration with a mouse-evolved vector. It remains to be demonstrated whether conventional AAVs or mouse-evolved vectors can deliver significant retinal coverage while limiting toxicities. In comparison, our customized and evolved vectors are invented and tested in primates whose eyes more closely resemble the anatomy of the human eye than do mouse eyes. We believe that our R100 vector-based products provide comprehensive retinal coverage through less invasive and more commonly used intravitreal injections, while delivering an improved tolerability profile with limited inflammation. To our knowledge, 4D-150 is the only clinical stage AAV genetic medicine in wet AMD and DME to utilize an intravitreal vector (such as R100) discovered through directed evolution in primates. In addition, in vitro studies of R100 versus AAV2 have shown superior transduction by R100 in human retinal cells. We have not compared R100 to AAV2 in patients in clinical studies. R100 has been associated with a low inflammation profile at relatively low doses, and a lack of any clinically significant inflammation observed in 110 human eyes injected with 4D-150.

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
4.
Low inflammation profile design: Following intravitreal injection, 4D-150 has shown no clinically significant inflammation in 110 human eyes injected (dose range 6E9 to 3E10 vg/eye). In addition, the R100 vector-based product candidate 4D-125 was administered to patients at doses up to 1E12 vg/eye without dose-limiting toxicities observed to date.
5.
Commercial opportunity: Intravitreal injections are widely performed by ophthalmologists and used to treat a number of ophthalmological indications. As a result, we believe 4D-150 has the potential for rapid market uptake, if approved. Additionally, the low inflammation profile we have observed in our interim initial clinical data with 4D-150, if confirmed over time in the clinic, may promote broad product adoption, if approved.

Clinical Development: PRISM Phase 1/2 Clinical Trial for Wet AMD

4D-150 is currently being evaluated in a first-in-human, on-going PRISM Phase 1/2 clinical trial in wet AMD. We have completed enrolling patients in two cohorts of patients with severe disease activity and high anti-VEGF treatment burden: Phase 1 Dose Exploration cohort (N=15, n=5 in 3 dose arms of 3E10, 1E10, and 6E9 vg/eye of 4D-150) and Phase 2 Dose Expansion cohort (N=51, randomized 2:2:1 to receive one of 3E10 and 1E10 vg/eye of 4D-150 or aflibercept Q8 week control). In addition, we have completed enrollment in the Phase 2 Population Extension cohort (N=32, who received one of 3E10 and 1E10 vg/eye of 4D-150) in patients with a broad range of disease activity and treatment burden. The primary endpoints of the study are safety and tolerability. Secondary endpoints include the number of supplemental aflibercept injections received, change from baseline in best corrected visual acuity (“BCVA”) and retinal central subfield thickness (“CST”) over time.

In January 2022, we announced we had dosed our first patient in the PRISM study. In April 2023, we announced positive interim data from Phase 1 Dose Exploration cohort (N=15) with a data cutoff date of April 3, 2023. 4D-150 was reported to be safe and well tolerated, with no serious adverse events or dose-limiting toxicities. In addition, no clinically significant intraocular inflammation, no endophthalmitis, no retinal vasculitis, no retinal artery occlusion, no choroidal effusions and no hypotony were reported. A dose response was observed for the 4D-150 high dose of 3E10 vg/eye compared to the lower doses of 1E10 and 6E9 vg/eye.

In January 2023, we announced initiation of the randomized Phase 2 Dose Expansion cohort of the PRISM study. In July 2023, we announced completion of enrollment for the cohort approximately 2 quarters ahead of initial projections. Subsequently in February 2024, we announced positive interim clinical data from PRISM, including a 24-week landmark interim efficacy analysis for the Phase 2 Dose Expansion cohort and total safety results across the program, and other program updates.

Interim Data from 4D-150 PRISM Clinical Trial and Other 4D-150 Updates

Our Phase 1/2 clinical trial for wet AMD (PRISM) is a randomized, controlled clinical trial evaluating 4D-150 in previously treated wet AMD patients with severe disease activity and high treatment burden. The trial has enrolled and dosed 88 patients to date in the following cohorts: Dose Exploration (N=15), Dose Expansion (N=41; excluding control arm), and Population Extension (N=32). No clinically significant treatment-emergent inflammation has been reported to date. Enrollment has been completed ahead of schedule in Phase 2 PRISM Population Extension cohort evaluating 4D-150 in wet AMD patients with broader disease severity (no minimum CST) and lower treatment burden (1-6 anti-VEGF injections in prior 12 months, ≥1 in last 12 weeks), with 32 patients dosed with 3E10 or 1E10 vg/eye of 4D-150.

In the Dose Expansion cohort, as of the most recent data cutoff date (January 19, 2024), interim results from the trial include the following:

•
A single intravitreal dose of 4D-150 demonstrated favorable safety results through the data cutoff date (all ophthalmic exams through up to 48 weeks of follow-up):
o
No significant intraocular inflammation:
▪
High dose: None.
▪
97% (38 of 39 patients) completed 20-week prophylactic topical corticosteroid taper on schedule.
▪
Low dose: Single eye at week 16 had 1+ anterior mixed (pigmented & white blood) cells, resolved by next visit and completed prophylactic topical corticosteroid taper by week 26.
o
All patients were off steroids as of the data cutoff date.
o
No 4D-150–related serious adverse events (“SAEs”) or study eye SAEs were observed.
o
No hypotony, endophthalmitis, retinal vasculitis, choroidal effusions, or retinal artery occlusions were observed.
•
24 week landmark analysis for key efficacy endpoints includes:
o
Treatment burden reduction:
▪
89% and 85% reduction in annualized anti-VEGF injection rates in the high (3E10 vg/eye) and low (1E10 vg/eye) 4D-150 dose arms, respectively, observed.
▪
84% and 90% of patients received 0 or 1 supplemental aflibercept injection in the high and low 4D-150 dose arms, respectively.
▪
63% and 50% of patients were supplemental aflibercept injection-free in the high and low 4D-150 dose arms, respectively.
o
Visual and retina anatomic outcomes (difference in the average of week 20 & 24 adjusted mean change from baseline versus aflibercept control arm):
▪
Best corrected visual acuity: –1.8 and +1.8 early treatment diabetic retinopathy study letters for the 3E10 and 1E10 vg/eye 4D-150 dose arms, respectively, were observed.
▪
CST: –8.3 and +29.9 µm for the 3E10 and 1E10 vg/eye 4D-150 dose arms, respectively were observed. This highlights notable reduction in retinal anatomical variability in high dose arm across all timepoints.

In the Phase 1 long-term follow-up portion of the PRISM clinical trial, results as of the most recent cut-off date (January 19, 2024) include the following:

•
Safety results maintained in all 15 patients treated (up to 104 weeks of follow-up) with no new inflammation and no change in steroid status being observed.
•
Three patients treated with high dose (3E10 vg/eye) 4D-150 were previously reported to be injection-free after 52 weeks of follow-up; all 3 patients remained injection-free through 80-104 weeks (up to 2 years) of follow-up.

Clinical Development: SPECTRA Phase 2 Clinical Trial for DME

The SPECTRA Phase 2 clinical trial will assess 4D-150 in patients with DME. The study design consists of a Dose Confirmation cohort followed by a randomized, masked Dose Expansion cohort. In the Dose Confirmation cohort (N=12-18), patients were sequentially enrolled to one of two dose arms (1E10 and 3E10 vg/eye) of 4D-150. In the Dose Expansion cohort (N=54), patients will be randomized 1:1:1 to one of two doses of 4D-150 or aflibercept. In February 2024, we announced completion of enrollment and dosing of the Dose Confirmation cohort (N=22).

4D-175 for Geographic Atrophy

Geographic atrophy ("GA") is a highly prevalent disease with significant unmet medical need. It is estimated that there are approximately 2.5 million individuals with GA in the United States and major European markets. The first two approved therapies for GA, the complement C3 inhibitor Syfovre and C5 inhibitor Izervay, were both approved by the FDA in 2023.

Preclinical development was initiated for a new 4DMT product candidate 4D-175 designed for single dose intravitreal treatment of patients with GA. The product candidate utilizes 4DMT’s proprietary R100 intravitreal vector currently used in the wet AMD and DME programs, and a transgene payload expressing short form complement factor H (“sCFH”). We anticipate that development and manufacturing activities will benefit from prior clinical experience and GMP manufacturing of three other R100-based ophthalmology product candidates that have been dosed in ophthalmology patients with wet AMD, X-Linked Retinitis Pigmentosa (“XLRP”) and choroideremia.

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

Clinical Development: EXCEL Phase 1/2 Clinical Trial

4D-125 is currently being evaluated in the EXCEL Phase 1/2 dose escalation and dose expansion clinical trial. The primary objectives of this trial are to evaluate the safety and maximum tolerated dose of

4D-125. Secondary endpoints include assessments of biologic activity, including both visual field function and anatomical endpoints.

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

4D-110 for Choroideremia

Disease Background, Unmet Medical Need, and Target Patient Population

Choroideremia is a monogenic blinding disease, affecting approximately 13,000 patients in the United States and European major markets. No products are approved currently for the treatment of this disease in the United States or Europe. This X-linked, progressive degenerative disease of the retina and choroid is caused exclusively by mutations in the CHM gene that encodes for the REP1 protein. While choroideremia primarily affects men, some heterozygous females also suffer variable visual loss from the condition.

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

Clinical Development: CHORUS Phase 1/2 Clinical Trial

4D-110 is currently being studied in an ongoing CHORUS Phase 1/2 dose escalation clinical trial in patients with choroideremia. The primary objectives of this trial are to evaluate the safety and maximum tolerated dose of 4D-110. Secondary endpoints include assessments of biologic activity, including both visual field function and anatomical endpoints.

We reported initial clinical data on this program in October 2021. As of the October 2021 data disclosure, six patients with clinically advanced choroideremia were treated. A standard 3+3 dose escalation design was used. Patients were enrolled in one of two dose cohorts: 3E11 vg/eye (cohort 1; n=3) and 1E12 vg/eye (cohort 2; n=3).

4D-110 was generally well-tolerated with no dose-limiting toxicities at doses up to 1E12 vg/eye. Potential initial signals of clinical activity were observed at this dose, through anatomical measurements of the retinal pigment epithelium (“RPE”) by fundus autofluorescence area and photoreceptors by ellipsoid zone area.

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

Our first pulmonology product candidate is 4D-710 for cystic fibrosis lung disease. This product candidate has completed non-GLP dose-ranging and GLP toxicology and biodistribution studies in primates by aerosol delivery. No notable adverse effects were reported, and widespread biodistribution and transgene expression were observed throughout all lung segments tested in all NHPs. We are currently enrolling the AEROW Phase 1/2 clinical trial in patients with cystic fibrosis (“CF”).

Our second pulmonology product candidate is 4D-725 for alpha-1 antitrypsin deficiency lung disease; 4D-725 is currently in preclinical development.

4D-710 for Cystic Fibrosis Lung Disease

Disease Background, Unmet Medical Need, and Target Patient Population

Cystic fibrosis is the most common fatal inherited disease in the United States and results from mutations in the cystic fibrosis transmembrane conductance regulator (“CFTR”) gene. CF causes impaired lung function, inflammation, and bronchiectasis and is commonly associated with repeat and persistent lung infections due to the inability to clear thickened mucus from the lung, often resulting in frequent exacerbations and hospitalizations and eventual end-stage respiratory failure. There is no cure for cystic fibrosis, and the median age of death for patients is approximately 40 years in developed countries. Cystic fibrosis is considered a rare, or orphan, disease by both the FDA and the EMA.

According to the Cystic Fibrosis Foundation, nearly 40,000 people in the United States and an estimated 105,000 people worldwide are living with cystic fibrosis, and approximately 1,000 new cases of cystic fibrosis are diagnosed in the United States each year. People with cystic fibrosis require lifelong treatment with multiple daily medications, frequent hospitalizations and, ultimately, lung transplants in some end-stage patients. The quality of life for people with cystic fibrosis is further compromised as a result of spending significant time on self-care every day and frequent outpatient doctor visits and hospitalizations.

Until recently, approved therapies to treat people with cystic fibrosis were only designed to treat the manifestations of cystic fibrosis, for example by preventing and controlling infections that occur in the lungs, rather than addressing the underlying cause of the disease. Accordingly, antibiotics are frequently used along with mucus-thinning drugs.

More recently, a new class of drugs called modulators target CFTR for patients with certain gene mutations. Several therapies from Vertex Pharmaceuticals Inc. have been approved for marketing in the United States and the European Union based on their ability to improve lung function in genetically defined subsets of cystic fibrosis patients. In 2019, the FDA approved triple drug therapy with Trikafta (elexacaftor/ivacaftor/tezacaftor), which Vertex believes would be applicable for up to 90% of people with cystic fibrosis, leaving at least 10% with no CFTR-targeted options. While these therapies improve lung function, they fall short of restoring it to the normal range in most patients, and these chronic therapies require daily dosing for the patient’s lifetime. In addition, the existing cystic fibrosis drugs have been associated with tolerability issues, thus limiting their use in some patients.

We believe there is a clinical need and market opportunity for a durable aerosolized therapy, delivered by breath-actuated nebulizer, that can restore normal CFTR function across all cystic fibrosis patient subgroups, including patients who are receiving combination CFTR-modulator therapies and/or do not have appreciable CFTR protein expression and are therefore not amenable to CFTR modulators. We expect to explore single agent therapy with 4D-710 initially in patients whose disease is not amenable to CFTR modulators (estimated to include approximately 15% of people with cystic fibrosis who have null mutations or are unable to tolerate modulators), and to explore single agent or combination therapy with CFTR modulators for the remaining approximately 85% of people with cystic fibrosis.

Our Solution

We are developing 4D-710 for the treatment of a broad range of people with cystic fibrosis independent of their specific CFTR mutation. 4D-710 is designed for efficient single dose aerosol delivery to the proximal and distal airways and alveoli, subsequent mucus barrier penetration, lung epithelial cell transduction, and resistance to pre-existing antibodies in humans. The intended result is to achieve CFTR expression within lung epithelial cells for correction of cystic fibrosis lung disease. 4D-710 is comprised of our customized and evolved vector, A101, and a codon-optimized version of a synthetic truncated CFTR transgene CFTRΔR. CFTRΔR is a construct that retains the most critical functional components of the full-size CFTR gene and is small enough to fit within AAV vector packaging constraints.

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

4DMT Differentiation: AAV Genetic Medicines for Cystic Fibrosis Lung Disease

A number of biotechnology companies have pursued genetic medicine solutions to treat cystic fibrosis. We believe these prior attempts to deliver AAV genetic medicine to the lungs of people with CF have failed due to an inability of conventional AAV vectors to penetrate through the lung mucus barrier and transduce lung cells efficiently. Further, we believe antibody neutralization of AAV likely also played a role in the lack of efficacy, as the mucosal immune system actively transports large quantities of antibodies into all mucus secretions, including on the lung mucosa.

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
3.
CFTR mutation-independent efficacy: Unlike CFTR-targeted small molecules that are only effective against specific mutations, 4D-710 is designed to be used in people with CF with any mutation, including in the approximately 15% of patients whose disease is not amenable to standard medical therapy.
4.
Resistance to AAV antibodies: Unlike conventional AAV vectors, which are sensitive to anti-AAV antibody inhibition, 4D-710 utilizes A101, a vector invented for resistance to human antibody inhibition.

Preclinical Proof-of-Concept Study with Evolved AAV for Aerosol Delivery in the CF Pig Model

Academic investigators conducted preclinical proof-of-concept studies for utilizing directed evolution to discover vectors for delivering a corrective CFTR gene construct to cystic fibrosis lung tissue in a large animal model of CF, and in a human CF patient lung tissue model. Building on these previous proof-of-concept studies, our product candidate 4D-710 utilizes a vector, A101, which we in-licensed with exclusive worldwide rights. A101 was evolved and selected in primates, which we believe is more relevant for human use. The product was designed to package the same CFTR∆R transgene payload in this vector that was customized for use in humans.

In addition, directed evolution was used in an in vitro human organotypic air-liquid interface model of lung epithelium to select A100 (AAV2.5T), which we also in-licensed with exclusive worldwide rights. In preclinical studies, A100 carrying CFTR∆R transduced human lung epithelial tissue and resulted in expression of functional protein as suggested by increased chloride ion transport as compared to untreated control.

We believe that these results demonstrate that a customized and evolved vector can penetrate the mucus layer of diseased CF lungs and deliver functional CFTR protein in a well-validated large animal model of the disease, as well as in human cystic fibrosis patient-derived organotypic lung models.

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

Clinical Development: AEROW Phase 1/2 Clinical Trial

In October 2021, we received clearance from the FDA of an IND for 4D-710. The Phase 1/2 clinical trial is a multicenter, open-label, dose-escalation and dose-expansion trial of 4D-710 in people with cystic fibrosis who are ineligible for CFTR modulator therapy or who have discontinued therapy due to adverse effects. The primary endpoint of the study is safety and tolerability. Secondary endpoints include assessments of clinical activity including lung function and quality of life, plus transgene delivery and CFTR expression as measured within bronchoscopic biopsies and brushings.

In April 2022, we announced that we had dosed our first patient in the AEROW after receiving clearance to enroll within the Cystic Fibrosis Therapeutics Development Network, the largest CF clinical trials network in the world.

In November 2023, we announced positive interim clinical data at the North American Cystic Fibrosis Conference. The presentation focused on safety, tolerability, delivery and expression of the 4D-710 CFTR∆R transgene in lung tissue samples, and clinical activity for patients enrolled in cohort 1 (n=3; 1E15 vg) and cohort 2 (n=4; 2E15 vg) with best data available as of October 2023.

The interim results included:

•
Aerosolized 4D-710 was generally well-tolerated with up to 17 months follow-up;
•
Robust, reproducible, supraphysiological CFTR expression across all participants and all lung tissue samples collected (n=34), significantly exceeding target profile; and
•
Durable clinical activity demonstrated by improvements in the CF Questionnaire Revised Respiratory Domain Score (“CFQ-R-RD”) & percent predicted forced expiratory volume in 1 second (“ppFEV1”) through 12 months in Cohort 1 patients

4D-725 for Alpha-1 Antitrypsin Deficiency Lung Disease

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

Our Solution

We are developing 4D-310 for the treatment of Fabry disease cardiomyopathy. 4D-310 is designed for an efficient, single low dose intravenous (“IV”) administration to patients with classic and late-onset disease, including those who have previously received ERT. 4D-310 is comprised of C102 and a codon-optimized GLA transgene under control of a ubiquitous promoter. 4D-310 is designed to generate AGA activity via intracellular production within diseased cells including cardiomyocytes and to generate plasma AGA activity, potentially resulting in cross correction of a broad range of organs.

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

4DMT Differentiation: AAV and Genetic Medicines for Fabry Disease

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

On January 9, 2023, we reported program updates and interim clinical data updates from the 4D-310 INGLAXA trials. The Company reported 3 instances of transient acute atypical hemolytic uremic syndrome (“aHUS”) in which resolution started within ~1-4 days. One case of aHUS was determined to be a grade 4 dose limiting toxicity (“DLT”), which led to led us to voluntarily pause enrollment on our two

INGLAXA and announce that no additional patients will be enrolled in the current clinical trials pending potential amendments, and after evaluating 12-month clinical data obtained on all six of the currently enrolled patients, including on-going safety and cardiac endpoints for a potential pivotal trial as recommended by the FDA: peak VO2 by cardiopulmonary exercise test (“CPET”), quality-of-life by Kansas City Cardiomyopathy Questionnaire (“KCCQ”), and left ventricular contractility by global longitudinal strain (“GLS”) by echocardiography.

Consistent with the our plans for the program as noted above and as communicated to the FDA, the FDA subsequently notified us of a Clinical Hold. In its notification, the FDA acknowledged the Company’s paused enrollment worldwide, and directed the Company to continue long term follow up of treated patients under the current IND. The IND for 4D-310 remains open and active.

We have amended the INGLAXA protocol to minimize risk of aHUS associated with IV AAV dosing, including the addition of rituximab/sirolimus (R/S) immunosuppressive regimen. In addition at the FDA’s request, we have initiated a single NHP safety study evaluating IV 4D-310 combined with the R/S regimen.

On February 9, 2024, we presented interim data from the INGLAXA Phase 1/2 clinical trials at the WORLD Symposium. As of the most recent data cutoff (December 5, 2023), interim results from the 6 treated patients include the following:

•
4D-310 demonstrated clinically meaningful cardiac endpoint improvements through 12-24 months in contractility (echocardiography), peak VO2 by CPET and/or cardiac quality of life (KCCQ) in all five evaluable patients.
•
4D-310 continues to be well tolerated, with no new drug-related adverse events greater than Grade 1 being observed and previously reported cases of aHUS (n=3) fully resolved.
•
Cardiac biopsies at week 6 and 26 from one patient showed robust and durable 4D-310–mediated transgene expression in cardiomyocytes:
o
All samples positive for transgene RNA (ISH) & AGA protein (IHC).
o
At week 26, mean Gb3 inclusion body volume per cardiomyocyte was reduced 15% from week 6 and 61% versus historical sample collected approximately seven years prior to enrollment and analyzed independently by investigator.

In addition, we have obtained alignment with FDA on endpoints for a potential pivotal trial, including peak VO2 (CPET), quality of life (KCCQ), and left ventricular function (GLS). We also have alignment with FDA on Phase 3 CMC plans.

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

We consider our most direct competitors in late-stage development with respect to 4D-150 for the treatment of wet AMD and DME to be late-stage sustained release anti-VEGF tyrosine kinase inhibitor programs at EyePoint and Ocular, and VEGF-C/D inhibitor sozinibercept from Opthea. We also face competition from AAV-based gene therapy based programs including ABBV-RGX-314 from AbbVie and REGENXBIO (Phase 3 subretinal, Phase 2 suprachoroidal), Ixo-Vec from Adverum (Phase 2, discontinued in diabetic populations), and LX102 from Innostellar. Currently marketed products include Eylea (aflibercept) from Regeneron, which is the current wet AMD standard of care, and a combination of antibody-based programs including, but not limited to, Lucentis, Susvimo, Vabysmo from Roche, and Eylea HD from Regeneron.

We consider our most direct competitors with respect to 4D-175 for the treatment of geographic atrophy to be Apellis’s C3 inhibitor Syfovre (approved by FDA in 2023, filed for approval with EMA) and Astellas’s C5 inhibitor Izervay (approved by FDA in 2023). We are also aware that Janssen has a CD59 targeting gene therapy.

We consider our most direct competitors with respect to 4D-710 for the treatment of cystic fibrosis lung disease to be Vertex, which has several approved CFTR modulators, as well as other companies in preclinical/early-clinical development of cystic fibrosis products, including Vertex, Krystal, Spirovant, Arcturus, and ReCode.

We consider our most direct competitors with respect to 4D-725 for the treatment of alpha-1 antitrypsin deficiency lung disease to be Vertex (AAT correctors in Phase 2 and Phase 1), Krystal (lung directed gene therapy in preclinical development), Beam (base editing in preclinical development), Intellia, and Korro.

We consider our most direct competitors with respect to 4D-310 for the treatment of Fabry disease to be Amicus, which has Galafold (migalastat) approved as a small molecule chaperone for specific mutations, and Sangamo, which is in Phase 1/2 development of AAV2/6-based isaralgagene civaparvovec. Other competitors include Sanofi Genzyme, Takeda, and Protalix, all of which either commercialize or develop enzyme replacement therapy for the treatment of Fabry disease.

With respect to 4D-125 for the treatment of XLRP, we consider our most direct AAV gene therapy competitors to be as follows: Janssen (bota-vec administered by subretinal surgery enrolling a Phase 3 clinical trial) and Beacon (AGTC-501 administered by subretinal surgery in a Phase 2/3 clinical trial).

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

Process Development Capabilities

We use robust, scalable and transferable manufacturing unit operations throughout both the vector characterization process and product development, which are both platform-specific and product-specific. The upstream manufacturing step involves triple plasmid transfections in an adherent HEK293 mammalian production cell line. Downstream manufacturing steps for purification and concentration include multiple orthogonal column chromatography steps and tangential flow filtration. The downstream purification columns used in our process are from stable sources. Using internally developed manufacturing processes and testing, we characterize our novel capsids and payloads. In addition, leveraging internal expertise and capabilities, we package and test our novel vectors with payloads using internally developed manufacturing processes, including both adherent and suspension processes.

Manufacturing Facilities

Our manufacturing facilities are on site at company headquarters in Emeryville, California and include process development labs, an analytical development lab, QC lab, and a cGMP manufacturing facility. These manufacturing facilities are also designed for production of material for GLP toxicology and biodistribution studies. In addition, in 2022, we completed construction of a second manufacturing facility to enable commercial-scale lot sizes under cGMP. Our cGMP facilities are able to provide additional capacity for production of Phase 1 through Phase 3 clinical trials material, including adherent bioreactors and suspension stirred-tank reactors to commercial scale.

Manufacturing Team

Our team of approximately 40 highly trained individuals is led by our President and Chief Operating Officer, Dr. Fred Kamal, and includes Ph.D. scientists. Collectively, they have significant experience in viral vector manufacturing, chemistry-manufacturing-controls (“CMC”), regulatory affairs, analytical and process development, and quality assurance and controls. As of February 2024, our team had submitted 6 INDs, all of which have been granted clearance by the U.S. FDA, enabling our clinical candidates to advance to Phase 1/2 clinical development. Our team also has experience prior to 4DMT with manufacturing multiple viral vectors from preclinical studies through to multiple Phase 3 trials. For example, Dr. Kamal helped to write and compile the AAV gene therapy Biologics License Application (BLA) for Zolgensma ("Novartis"), the first AAV gene therapy approved for intravenous administration in humans.

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

As of February 15, 2024, our solely owned patent portfolio includes seventeen granted U.S. patents and thirty-three granted foreign patents; each of these patents is expected to expire between May 2037 and August 2041,, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our solely owned patent portfolio also includes eight pending U.S. non-provisional applications and one hundred and nineteen pending foreign applications. We expect that United States and European patents, if issued from pending applications in our solely owned portfolio, would expire between May 2037 and April 2042. excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Additional patent term for the presently issued or later issued U.S. patents may be awarded as a result of the patent term extension provision of the Hatch-Waxman Amendments of 1984. Similarly, in the European Union member countries, a supplementary protection certificate, if obtained, provides up to an additional five years of market exclusivity. Our solely owned patent portfolio also includes two pending U.S. provisional patent applications.

In other jurisdictions (currently, Argentina, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Costa Rica, Egypt, Hong Kong, India, Indonesia, Iran, Israel, Japan, Korea, Kuwait, Malaysia, Mexico, New Zealand, Oman, Peru, Philippines, Qatar, Russia, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, United Arab Emirates, Ukraine, and Vietnam), patents, if issued on pending applications in our solely owned patent portfolio, where applicable, relating to our product and lead optimization candidates, including composition of matter, dosage unit form, method of treatment and medical use, are expected to expire between May 2037 and April 2042, if the appropriate maintenance, renewal, annuity, and other government fees are paid. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of any of our product candidates is obtained in those countries. For example, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

As of February 16, 2024, our in-licensed patent portfolio includes six granted U.S. patents and twenty-one granted foreign patents; each of these patents is expected to expire between June 2024 and May 2036, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our in-licensed patent portfolio also includes six pending U.S. non-provisional patent applications and twelve pending foreign patent applications. We expect that United States and European patents, if issued from applications in our in-licensed portfolio would expire between June 2024 and June 2038, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid.

As of February 16, 2024, our in-licensed University of Pennsylvania patent portfolio includes one granted U.S. patents and six granted foreign patents; each of these patents is expected to expire September 2036, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our in-licensed patent portfolio also includes two pending U.S. non-provisional patent applications and eleven pending foreign patent applications. We expect that United States and European patents, if issued from applications in our in-licensed portfolio would expire September 2036, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid.

In other jurisdictions (currently, for our in-licensed U.C. Berkeley patent portfolio, Australia, Brazil, Canada, China, Hong Kong, India, Japan, Korea and Mexico, and for our in-licensed University of Pennsylvania patent portfolio, Australia, Brazil, Canada, China, Israel, Japan, Korea and Hong Kong), patents, if issued on pending applications in our in-licensed patent portfolio, where applicable, relating to our product candidates, including composition of matter and various other patents, including dosage unit form, method-of-treatment and medical use patents are expected to expire between June 2024 and June 2038 for our in-licensed U.C. Berkeley patent portfolio, and expire September 2036 for our in-licensed University of Pennsylvania patent portfolio, if the appropriate maintenance, renewal, annuity, and other government fees are paid. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of any of our product or lead optimization candidates is obtained in those countries. For example, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

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

Strategic Collaborations

Astellas Gene Therapies, Inc.

On July 5, 2023, the Company entered into a licensing agreement (the “License Agreement”) with Astellas Gene Therapies, Inc. (“AGT”), pursuant to which the Company granted to AGT a license to utilize its intravitreal R100 vector (“4D Vector”) to develop and commercialize licensed compounds and licensed products for one genetic target implicated in rare monogenic ophthalmic disease(s), with options to add up to two additional targets implicated in rare monogenic ophthalmic diseases after paying additional option exercise fees. Under the terms of the License Agreement, the Company has provided its 4D vector technology to Astellas to deliver Astellas’ genetic payloads for the treatment of rare monogenic diseases. Astellas will conduct all subsequent research, development, manufacturing, and commercialization activities. As partial consideration for the rights and licenses granted to AGT by the Company under this Agreement, AGT paid the Company an upfront amount of $20 million, which was received in July 2023. The Company may receive potential future option fees and milestones of up to $942.5 million including potential near-term development milestones of $15 million for the initial target. In addition, the Company is entitled to receive mid-single digit to double-digit, sub-teen royalties on net sales of all licensed products.

Cystic Fibrosis Foundation

In 2016, we received a grant from Cystic Fibrosis Foundation (“CFF”) in the amount of $525,000 to support discovery and development of product candidates to treat cystic fibrosis. The grant was increased to $3.5 million in 2017 and was subsequently amended to allocate the $3.5 million to different milestones. In August 2023, the grant agreement was further amended, which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The grant provides for repayment to CFF upon the commercialization of any product developed under the grant. In August 2023, the Company executed an amendment to the CF Foundation Agreement increasing the funding commitment under that agreement by $2.8 million to a total of $6.3 million, which covers anticipated spend for further development of our aerosolized lung epithelium gene delivery vectors. The repayment is capped at nine times the grant actually paid to us.

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

Arbor Biotechnologies, Inc.

On December 20, 2023 (the “Effective Date”), we entered into a co-development and co-commercialization agreement (the “Arbor Agreement”) with Arbor Biotechnologies, Inc. (“Arbor”), pursuant to which the Company and Arbor agree to co-develop and co-commercialize on a fifty-fifty cost-and-profit-sharing basis up to six genetic medicine products to treat central nervous system (“CNS”) indications, based on combining our CNS-targeting vectors and Arbors’ Cas enzymes and Guide RNAs. The first product candidate under the Arbor Agreement will address a molecular target implicated in amyotrophic lateral sclerosis (ALS).

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

U.S. Biologics Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

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
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current GMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices (“GCP”); and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must be allowed to proceed by the FDA before human clinical trials may begin. The IND automatically goes into effect within 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can proceed. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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
•
Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product labeling.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product within the approved indication. These so-called Phase 4 studies, in addition to other post-marketing clinical trials, registry studies or comparable post-marketing commitments or requirements, may also be made a condition to approval of the BLA.

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

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, sponsors must develop methods for testing the identity, strength, quality, and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial user fee to FDA, and the sponsor of an approved

BLA is also subject to an annual program fee. A waiver of user fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

In addition, the Pediatric Research Equity Act (“PREA”), requires a BLA sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original BLAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the filing date. Priority review designation will direct overall attention and resources to the evaluation of applications for products that, if approved, would represent significant improvements in the safety or effectiveness in the treatment, diagnosis, or prevention of serious conditions. In both standard and priority reviews, the review process can be extended by three months for the FDA to review and respond to new information deemed a major amendment to the application. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions regarding approval.

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

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will generally describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place a resubmitted BLA in condition for approval, including requests for additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

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

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of drugs and biological products that meet certain criteria. Specifically, biological product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. For a fast track product candidate, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing.

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

In 2017, the FDA established the regenerative medicine advanced therapy (“RMAT”) designation as part of its implementation of the 21st Century Cures Act. The RMAT designation program is intended to fulfill the 21st Century Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug or biologic that meets the following criteria: (i) the drug or biologic qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug or biologic is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug or biologic has the potential to address unmet medical needs for such a disease or condition. Based on the FDA’s current interpretation of Section 506(g) of the FDCA (as added by Section 3033 of the 21st Century Cures Act), certain human gene therapies and xenogeneic cell products may also meet the definition of a regenerative medicine therapy. RMAT designation provides all the benefits of breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites, including through expansion of trials to additional sites.

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

We have obtained fast track designation for 4D-310 for the treatment of Fabry disease and for 4D-125 for the treatment of patients with inherited retinal dystrophies due to defects in the RPGR gene, including XLRP, and we obtained RMAT designation for 4D-150 for the treatment of neovascular (wet) AMD, and we plan to seek additional expedited designations for some or all of our product candidates in which there is a medically plausible basis for the use of these products.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We have obtained orphan drug designation for 4D-710 for the treatment of cystic fibrosis, 4D-110 for the treatment of choroideremia, and for 4D-310 for the treatment of Fabry disease, and we plan to seek additional orphan drug designations for some or all of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products.

Rare Pediatric Disease Priority Review Voucher Program

In 2012, the U.S. Congress authorized the FDA to award priority review vouchers to Sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive priority review of a subsequent marketing application for a different product. The Sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the Sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was extended. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the Sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any Rare Pediatric Disease Priority Review Voucher.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional Congressional action. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

Employees and Human Capital

As of December 31, 2023, we had 147 full-time employees. Of these employees, 105 are engaged in research and development and 37 hold M.D. or Ph.D. degrees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the following risks actually occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors and elsewhere will include harm to our business, reputation, financial condition, results of operations, future prospects and stock price. If our business is seriously harmed, the market price of our common stock could decline, and you could lose part or all of your investment.

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

We have incurred recurring net losses, including net losses of $100.8 million and $107.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $415.3 million.

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

As of December 31, 2023, we had $299.2 million in cash and cash equivalents and marketable securities.

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

For example, most of our collaboration and license revenue for the year ended December 31, 2021 was from Roche. However, Roche terminated its collaboration and license agreement with us effective September 16, 2021. Furthermore, most of our collaboration and license revenue for the year ended December 31, 2023 was from Astellas. The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory agencies to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

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
•
transfer of manufacturing processes to larger-scale facilities operated by a CMO or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
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

Public health crises, such as pandemics or similar outbreaks, could result in public health guidance measures, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines could be negatively affected by such pandemics, any public health orders or measures implemented in response to such pandemics, or residual effects thereof, which could seriously harm our business. Further, in response to COVID-19 health guidance measures, we have implemented a work-from-home policy for all staff members excluding those working in certain laboratory and manufacturing functions and those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise seriously harm our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories will be delayed.

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

Separately, in response to the COVID-19, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could seriously harm our business.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the indications for which we have product candidates, including wet AMD, DME, GA, cystic fibrosis lung disease, Fabry disease, X-linked retinitis pigmentosa ("XLRP"), and choroideremia. Certain of our competitors have commercially approved products for the treatment of the diseases that we are pursuing or may pursue in the future, including Regeneron, Roche, Sanofi, Takeda and Vertex. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to our product candidates. Companies that we are aware are developing therapeutics in the ophthalmology, cardiology and pulmonology disease areas include large companies with significant financial resources, such as Allergan, Astellas, Novartis, Pfizer, Roche, Sanofi, Takeda and Vertex, and biopharmaceutical companies such as Adverum, Amicus, Apellis, Kodiak Sciences, Krystal, REGENXBIO, Sangamo, and Spirovant. In addition to competition from other companies targeting ophthalmology, pulmonology, and cardiology any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

We currently manufacture and test clinical trial material for all of our products internally at our cGMP facility, and we have standing relationships with several contract manufacturing organizations. Our product candidates require processing steps that are more complex than those required for most chemical and protein pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory, which could delay or prevent the initiation of clinical trials or receipt of regulatory approvals. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs.

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

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies, which could limit our access to additional attractive development programs. Problems in manufacturing processes or facilities also could restrict our ability to meet market demand for our products. Additionally, should our supply needs exceed our internal capabilities and supply agreements with other parties with whom we have manufacturing agreements be terminated for any reason, there are a limited number of manufacturers who would be suitable replacements, and it would take a significant amount of time to transition the manufacturing to a alternative manufacturing organization.

Delays in obtaining regulatory approval of our manufacturing process or disruptions in our manufacturing process may delay or disrupt our commercialization efforts.

Before we can begin to commercially manufacture our product candidates in third-party or our own facilities, we must obtain regulatory approval from the FDA to market our product using the manufacturing process and facility we proposed in our marketing application. In addition, we must successfully complete a pre-approval inspection of our manufacturing facility by the FDA before any of our product candidates can obtain marketing approval, if ever. In order to obtain approval of a BLA for our product candidates, we will need to ensure that all of our manufacturing processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

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

Although we are in process of expanding internal manufacturing capabilities, we currently rely, and expect to continue to rely, on third parties for the production of some of our planned clinical trial and commercial materials and, therefore, we can control only certain aspects of their activities. The facilities used by us and our contract manufacturers to manufacture certain of our product candidates must be reviewed by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP for manufacture of our products. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to obtain and/or maintain regulatory approval for our products as manufactured at their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We have received orphan drug designation for 4D-710 for cystic fibrosis, 4D-110 for the treatment of choroideremia as well as 4D-125 for the treatment of patients with inherited retinal dystrophies due to defects in the RPGR gene, including XLRP, and for 4D-310 for the treatment of Fabry disease, and we may seek orphan drug designation for certain future product candidates. However, we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

We have received orphan drug designation in the United States for 4D-710 for the treatment of cystic fibrosis, 4D-110 for the treatment of choroideremia and for 4D-310 for the treatment of Fabry disease. In the European Union, we have received orphan drug designation for 4D-125 for the treatment of patients with inherited retinal dystrophies due to defects in the RPGR gene, including XLRP, and for 4D-310 for the treatment of Fabry disease. Although we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. In the European Union, the EMA’s Committee for Orphan Medicinal Products (“COMP”), grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

We have received Regenerative Medicine Advanced Therapy ("RMAT") and PRIME designation for 4D-150 for the treatment of wet AMD. We may seek RMAT and PRIME designations for certain future product candidates, however we may not be able to obtain such designations, and there is no guarantee that 4D-150 will experience a faster regulatory review or obtain regulatory approval.

The FDA has granted RMAT designation for 4D-150 for the treatment of neovascular (wet) age-related macular degeneration, and may seek additional RMAT designations for 4D-150 or for our other product candidates. An biological product candidate is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which the FDA defines as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) the candidate is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the candidate has the potential to address unmet medical needs for such disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review of BLAs. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or through reliance upon data obtained from a meaningful number of sites, including through expansion of clinical trials to a sufficient number sites, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as appropriate, be able to fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records), through the collection of larger confirmatory data sets, or via post-approval monitoring of patients treated with the therapy prior to approval.

RMAT designation is within the sole discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to make such designation. RMAT designation does not change the standards for product approval, and there is no assurance that such designation or eligibility for such designation will result in expedited review or approval, or that the approved indication will not be narrower than the indication covered by the RMAT designation.

PRIME designation is granted by the EMA to enhance support for the development of medicines that target an unmet medical need and offers the opportunity to accelerate review of the marketing applications to bring such medicines to patients sooner. Receipt of these designations does not increase the likelihood that FDA or EMA will approve 4D-150 for any indication. In addition, the FDA or EMA may rescind the designations if such regulatory agencies believe that the designation is no longer supported by data from our clinical development program.

We have obtained a rare pediatric disease designation for 4D-710, however, there is no guarantee that FDA approval of will result in issuance of a priority review voucher.

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

We have obtained a rare pediatric disease designation for 4D-710 for the treatment of cystic fibrosis, however, there is no guarantee that we will be able to obtain a priority review voucher, even if 4D-710 is approved by the FDA for this indication. For example, the FDA may determine that a BLA, even if ultimately approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•
the product no longer meets the definition of a rare pediatric disease;
•
the product contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in another marketing application;
•
the application does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population;
•
the application is approved for a different adult indication than the rare pediatric disease for which the product is designated

Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers, regardless of any rare pediatric disease designation.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

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

We currently rely and expect to continue to rely on third parties, such as CROs, CMOs, clinical data management organizations, clinical data assessments and analysis organizations, medical institutions and clinical investigators, to conduct some aspects of our manufacturing, research, preclinical testing and clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it would delay our product development activities.

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

We also expect to rely on other third parties to manufacture, store and distribute drug supplies for our clinical trials. Any performance failure on the part of our manufacturers or distributors could delay clinical development, marketing approval or commercialization of any product candidates, producing additional losses and depriving us of potential product revenue.

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

We have sought, and may in the future seek, third-party collaborators for the research, development and commercialization of certain product candidates we may develop. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional, national and international pharmaceutical companies, biotechnology companies and academic institutions. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

As of December 31, 2023, we had 147 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Additionally, the Securities and Exchange Commission (the “SEC”) recently adopted a rule that enhances and standardizes disclosures regarding cybersecurity risk management and governance, as well as material cybersecurity incidents. Under this new rule, we will be required to make annual disclosures describing our processes for identifying and managing material cybersecurity risks, management's role in assessing and managing such risks and our board of directors’ oversight of cybersecurity risks. We will also be required to disclose, in a Current Report on Form 8-K, the nature, scope and timing of any material cybersecurity incidents identified and the material impact or reasonably likely material impact on the company. We expect to face increased costs to comply with this new SEC cybersecurity rule, including increased costs for cybersecurity training and management.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, CROs, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and seriously harm our business

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 60% of our outstanding common stock as of December 31, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2025, (2) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations have and will likely continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, by the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. Nothing in our amended and restated certificate of incorporation and amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision that will be contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could seriously harm our business. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The Committee members receive presentations on cybersecurity topics from our Vice President, Information Technology & Facilities, internal security staff or external experts as part of the Committee’s continuing education on topics that impact public companies.

Our management team, including our Sr. Director, Information Technology Operations and Security, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes decades of security management in the Financial & Life Sciences industries.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

Holders of Common Stock

As of February 23, 2024, there were approximately 13 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Overview

We are a leading clinical-stage biopharma company focused on unlocking the full potential of genetic medicines through proprietary customized vectors that are optimized for the specific diseases we treat. 4DMT’s proprietary invention platform, Therapeutic Vector Evolution, combines the power of the Nobel Prize-winning technology, directed evolution, with approximately one billion synthetic AAV capsid-derived sequences to invent customized and evolved vectors for use in our wholly owned and partnered product candidates. We believe key features of our targeted and evolved vectors will help us to potentially create targeted genetic medicine product candidates with improved therapeutic profiles. These profiles will allow us to treat a broad range of large market diseases, unlike most current genetic medicines that generally focus on rare or small market diseases. Our product design, development, and manufacturing engine helps us efficiently create and advance our diverse product pipeline with the goal of revolutionizing medicine with potential curative therapies for millions of patients.

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

In May 2023, we completed an underwritten public offering (the "2023 Offering") in which 8,625,000 shares of our common stock were sold at an offering price of $16.00 per share pursuant to our effective shelf registration statement on Form S-3. The net proceeds from the 2023 Offering were $129.2 million after deducting underwriting discounts and commissions and offering expenses.

In July 2023, we entered into a licensing agreement (the “License Agreement”) with Astellas Gene Therapies, Inc. (“AGT”) for our intravitreal R100 vector to develop and commercialize products for genetic targets implicated in rare monogenic ophthalmic disease. AGT paid the Company an upfront amount of $20.0 million and may receive potential future option fees and milestones of up to $942.5 million including potential near-term development milestones of $15.0 million for the initial target.

In February 2024, we completed an underwritten public offering (the “2024 Offering”) in which 6,586,015 shares of our common stock were sold at an offering price of $29.50 per share, as well as pre-funded warrants to purchase 3,583,476 shares of our common stock at an offering price of $29.4999 per underlying share pursuant to our effective registration statement on Form S-3. The net proceeds from the 2024 Offering were $281.4 million, after deducting underwriting discounts and commissions and other offering expenses. We also granted the underwriters the option to purchase up to 1,525,423 additional shares of common stock in connection with the offering.

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

Our net losses were $100.8 million and $107.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $415.3 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Recent Changes to Management / Leadership Team

Effective as of January 2, 2024, our Board of Directors (the “Board”) appointed Noriyuki Kasahara, M.D., Ph.D., as Chief Scientific Officer. On January 1, 2024, Dr. Kasahara delivered notice of his resignation from our Board, including his role as a member and the Chair of the Science and Technology Committee of the Board, effective on January 1, 2024.

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future.

In July 2023, we entered into the License Agreement with AGT where we provided our 4D vector technology to AGT to deliver AGT’s genetic payloads for the treatment of rare monogenic diseases. As partial consideration for the rights and licenses granted to AGT under License Agreement, we received an upfront payment of $20.0 million which we recognized as revenue during the third quarter of 2023.

In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue in August 2019. We began recognizing revenue related to uniQure in 2020 and recognized the remaining revenue under the agreement during the third quarter of 2023. We recognized immaterial revenue during the year ended December 31, 2023, and $3.1 million during the year ended December 31, 2022 related to this agreement. See Note 7, Research and Collaboration Agreements, to our financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue:
Collaboration and license revenue	$20,723	$3,129	$17,594	562%
Operating expenses:
Research and development	97,096	80,253	16,843	21%
General and administrative	36,494	32,908	3,586	11%
Total operating expenses	133,590	113,161	20,429	18%
Loss from operations	(112,867)	(110,032)	(2,835)	3%
Other income, net	12,030	2,538	9,492	374%
Net loss	$(100,837)	$(107,494)	$6,657	-6%

Revenue

Revenue for the year ended December 31, 2023 increased by $17.6 million, or 562%, from the year ended December 31, 2022 mainly due to the upfront fees received from the License Agreement with Astellas which was partially offset by lower revenue from uniQure in 2023.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Research and development trials and consumables expenses	$39,550	$30,886	$8,664	28%
Payroll and personnel expenses	42,848	38,037	4,811	13%
Facilities and other research and development expenses	14,698	11,330	3,368	30%
Total research and development expenses	$97,096	$80,253	$16,843	21%

Research and development expenses for the year ended December 31, 2023 increased by $16.8 million, or 21%, from the year ended December 31, 2022. The increase was due to the following:

•
an $8.7 million increase in research and development trials and consumables expense primarily due to higher clinical trial costs of $6.6 million, higher selection and validation costs of $1.9 million and higher other outside service costs of $1.2 million, offset by lower consumables of $1.0 million;
•
a $4.8 million increase in payroll and personnel expenses due to increased headcount of research and development personnel, including a $1.5 million increase in employee bonus and $0.5 million increase in employee stock-based compensation expense; and
•
a $3.3 million increase in facilities and other research and development expenses mainly due to higher fixed assets depreciation and facility maintenance expenses.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 increased by $3.6 million, or 11%, from the year ended December 31, 2022. The increase was due to:

•
a $2.5 million increase in personnel costs mainly due to a $2.0 million increase in employee stock-based compensation expense and a $0.7 million increase in employee bonus, offset by a $0.8 million decrease in employee recruiting expense;
•
a $1.1 million increase in outside services; and
•
a $1.0 million decrease in business insurance and $0.4 million decrease in consulting services, offset by $0.7 million increase in consultant and professional fees and $0.7 million increase in facility-related expenses.

Other Income (Expense), Net

Other income (expense), net increased by $9.5 million, or 374%, from the year ended December 31, 2022 to the year ended December 31, 2023. The increase is primarily attributable to higher market yields on our cash equivalents and marketable securities.

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

In November 2021, we completed an underwritten public offering ("2021 Offering") in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share. The net proceeds from the 2021 Offering were $111.1 million after deducting underwriting discounts and commissions and offering expenses.

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in April 2022 (the “S-3 Registration Statement”). In March 2022, we also entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the "2022 ATM Offering Program"). As of December 31, 2023, 1.1 million shares of the Company's common stock had been sold pursuant to the Sales Agreement for net proceeds to the Company of $19.1 million, after deducting issuance costs. As of December 31, 2023, $80.1 million of common stock remained available for sale under the Sales Agreement.

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

In February 2024, we completed the 2024 Offering in which 6,586,015 shares of our common stock were sold at an offering price of $29.50 per share, as well as pre-funded warrants to purchase 3,583,476 shares of our common stock at an offering price of $29.4999 per underlying share. The net proceeds from the 2024 Offering were $281.4 million, after deducting underwriting discounts and commissions and other offering expenses. We also granted the underwriters the option to purchase up to 1,525,423 additional shares of common stock in connection with the offering.

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $299.2 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $415.3 million at December 31, 2023. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(75,792)	$(86,685)
Net cash provided by (used in) investing activities	115,717	(17,050)
Net cash provided by financing activities	156,832	3,085
Net increase (decrease) in cash and cash equivalents	$196,757	$(100,650)

Net Cash Used in Operating Activities

Net cash used in operating activities was $75.8 million for the year ended December 31, 2023. This was primarily due to the net loss of $100.8 million partially offset by a change of $24.4 million in noncash charges and by a net change of $0.6 million in our operating assets and liabilities. The noncash charges primarily consisted of stock-based compensation expense of $19.7 million, depreciation and amortization of $4.2 million, amortization of operating lease right-of-use assets of $1.5 million and change in fair value of derivative liability of $0.2 million, partially offset by accretion of discount on marketable securities of $1.2 million. The change in operating assets and liabilities was primarily due to a $3.4 million increase in accrued and other liabilities and a $0.9 million increase in accounts payable, offset by a $0.7 million decrease in deferred revenue, $1.5 million decrease in operating lease liabilities and a $1.4 million increase in prepaid expenses and other current assets.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $115.7 million for the year ended December 31, 2023, consisting of maturities of marketable securities of $173.3 million offset by purchases of marketable securities of $54.8 million and purchases of property and equipment of $2.8 million.

Net cash used in investing activities was $17.0 million for the year ended December 31, 2022, consisting of purchases of marketable securities of $153.3 million, as well as purchases of property and equipment of $11.5 million, offset by the maturities of marketable securities of $147.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $156.8 million for the year ended December 31, 2023, which was due to proceeds from the issuance of common stock pursuant to public offerings of $129.2 million, proceeds from the issuance of common stock from the ATM offering program of $19.1 million, proceeds from the issuance of common stock upon exercise of stock options of $7.3 million and proceeds from ESPP purchases of $1.2 million.

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

As of December 31, 2023, our principal commitments consisted of obligations under our operating lease for our headquarters. Please see Note 9 to our financial statements included elsewhere in this report.

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

As of December 31, 2023, the unrecognized stock-based compensation expense related to stock options was $55.0 million and is expected to be recognized as expense over a weighted-average period of approximately 2.1 years. The intrinsic value of all outstanding stock options as of December 31, 2023 was approximately $46.9 million, of which approximately $19.2 million related to vested options and approximately $27.7 million related to unvested options.

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

We will remain an emerging growth company until the earlier of (i) December 31, 2025, (ii) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $299.2 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form-10K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2023, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:

On October 10, 2023, Scott Bizily, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 100,922 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2025.

None of our other directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting within 120 days after December 31, 2023 (the “Proxy Statement”) and is incorporated in this Annual Report on Form 10-K by reference.

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

(3)
Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	11/22/23	3.1

4.1	Description of Securities of the Registrant.	10-K	3/15/23	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Form of Pre-Funded Warrant	8-K	2/9/2024	4.1

10.1(a)#	2015 Equity Incentive Plan.	S-1	11/17/20	10.1(a)

10.1(b)#	Form of Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	11/17/20	10.1(b)

10.2(a)#	2020 Incentive Award Plan.	S-8	12/15/20	99.2(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(d)

10.3#	2020 Employee Stock Purchase Plan.	S-8	12/15/20	99.3

10.4†	Form of Indemnification Agreement for directors and officers.	S-1/A	12/7/20	10.4

10.5†	Amended and Restated Collaboration and License Agreement, dated August 6, 2019, between the Registrant and uniQure biopharma B.V.	S-1	11/17/20	10.6

10.6†	Collaboration and License Agreement, dated August 6, 2019, by and between the Registrant and uniQure biopharma B.V.	S-1	11/17/20	10.7

10.7†	Exclusive License and Bailment Agreement, dated December 19, 2013, between the Registrant and The Regents of the University of California.	S-1/A	12/7/20	10.8

10.8†	Exclusive License and Bailment Agreement, dated December 19, 2013, between the Registrant and The Regents of the University of California.	S-1/A	12/7/20	10.9

10.9#	Offer Letter, dated March 20, 2015 between David Kirn, M.D. and the Registrant.	S-1/A	12/7/20	10.10

10.10#	Change in Control and Severance Agreement, dated September 22, 2021, by and between David Kirn and 4D Molecular Therapeutics, Inc.	8-K	9/24/21	10.1

10.11#	Change in Control and Severance Agreement, dated September 22, 2021, by and between Fred Kamal and 4D Molecular Therapeutics, Inc.	10-Q	11/10/21	10.4

10.12#	Restated Amended and Restated Non-Employee Director Compensation Policy.	10-Q	5/12/22	10.1

10.13†	License Agreement between the Registrant and Astellas Gene Therapies, Inc., dated as of July 5, 2023	10-Q	11/9/23	10.1

10.14#	Offer Letter, dated September 4, 2023, between Uneek Mehra and the Registrant				X

10.15#	Change in Control and Severance Agreement, dated August 29, 2023, by and between Uneek Mehra and the Registrant				X

10.16#	Change in Control and Severance Agreement, dated September 22, 2021, by and between Scott Bizily and the Registrant	X

10.17#	Amended and Restated Change in Control and Severance Agreement, dated June 23, 2023 by and between Robert Kim and the Registrant	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (included on the signature page of this Form 10-K).	X

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

X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Registrant’s Policy for Recovery of Erroneously Awarded Compensation	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

4D Molecular Therapeutics, Inc.

Date: February 29, 2024	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Kirn and Uneek Mehra, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Kirn	Chief Executive Officer and Director	February 29, 2024
David Kirn, M.D.	(Principal Executive Officer)

/s/ Uneek Mehra	Chief Financial and Business Officer	February 29, 2024
Uneek Mehra	(Principal Financial and Accounting Officer)

/s/ John F. Milligan	Executive Chairman	February 29, 2024
John F. Milligan, Ph.D.

/s/ Jacob Chacko	Director	February 29, 2024
Jacob Chacko, M.D., MBA

/s/ Susannah Gray	Director	February 29, 2024
Susannah Gray, MBA

/s/ Nancy Miller-Rich	Director	February 29, 2024
Nancy Miller-Rich

/s/ Charles P. Theuer	Director	February 29, 2024
Charles P. Theuer, M.D., Ph.D.

/s/ Shawn Cline Tomasello	Director	February 29, 2024
Shawn Cline Tomasello, MBA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 4D Molecular Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 4D Molecular Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

February 29, 2024

We have served as the Company’s auditor since 2016.

4D Molecular Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$249,108	$52,351
Marketable securities	39,124	161,203
Prepaid expenses and other current assets	8,356	6,957
Total current assets	296,588	220,511
Marketable securities, long-term	10,954	4,908
Property and equipment, net	20,126	22,262
Operating lease right-of-use assets, net	11,539	13,085
Other assets	684	1,080
Total assets	$339,891	$261,846
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,515	$3,322
Accrued and other current liabilities	12,014	8,870
Deferred revenue	273	884
Operating lease liabilities, current portion	3,149	2,655
Total current liabilities	18,951	15,731
Deferred revenue, net of current portion	972	1,076
Derivative liability	369	212
Operating lease liabilities, long-term portion	11,522	13,469
Other liabilities	248	21
Total liabilities	32,062	30,509
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at December 31, 2023 and 2022; 43,075,218 and 32,626,627 shares issued and outstanding at December 31, 2023 and 2022, respectively	4	3
Additional paid-in capital	723,136	547,020
Accumulated other comprehensive gain (loss)	16	(1,196)
Accumulated deficit	(415,327)	(314,490)
Total stockholders’ equity	307,829	231,337
Total liabilities and stockholders’ equity	$339,891	$261,846

The accompanying notes are an integral part of these financial statements

4D Molecular Therapeutics, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue:
Collaboration and license revenue	$20,723	$3,129
Operating expenses:
Research and development (includes $183 and $306 for the years ended December 31, 2023 and 2022, respectively, attributable to related parties)	97,096	80,253
General and administrative	36,494	32,908
Total operating expenses	133,590	113,161
Loss from operations	(112,867)	(110,032)
Other income (expense):
Interest income	12,211	2,573
Other expense, net	(181)	(35)
Total other income (expense), net	12,030	2,538
Net loss	$(100,837)	$(107,494)
Net loss per share, basic and diluted	$(2.58)	$(3.32)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	39,130,067	32,351,221

The accompanying notes are an integral part of these financial statements

4D Molecular Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(100,837)	$(107,494)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	1,212	(773)
Total comprehensive loss	$(99,625)	$(108,267)

The accompanying notes are an integral part of these financial statements.

4D Molecular Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	32,224,524	$3	$526,523	$(423)	$(206,996)	$319,107
Issuance of common stock upon exercise of stock options and warrants	291,629	—	2,466	—	—	2,466
Stock-based compensation expense	—	—	17,121	—	—	17,121
Issuance of common stock - 2020 ESPP	110,474	—	823	—	—	823
Vesting of common stock warrants issued for services	—	—	87	—	—	87
Net unrealized loss on marketable securities	—	—	—	(773)	—	(773)
Net loss	—	—	—	—	(107,494)	(107,494)
Balances at December 31, 2022	32,626,627	$3	$547,020	$(1,196)	$(314,490)	$231,337
Issuance of common stock upon exercise of stock options and warrants	574,740	—	7,310	—	—	7,310
Issuance of common stock for the ATM offering program	1,098,612	—	19,348	—	—	19,348
ATM offering costs	—	—	(680)	—	—	(680)
Issuance of common stock upon public offering, net of issuance costs	8,625,000	1	129,207	—	—	129,208
Stock-based compensation expense	—	—	19,665	—	—	19,665
Issuance of common stock - 2020 ESPP	150,239	—	1,178	—	—	1,178
Vesting of common stock warrants issued for services	—	—	88	—	—	88
Net unrealized gain on marketable securities	—	—	—	1,212	—	1,212
Net loss	—	—	—	—	(100,837)	(100,837)
Balances at December 31, 2023	43,075,218	$4	$723,136	$16	$(415,327)	$307,829

The accompanying notes are an integral part of these financial statements.

4D Molecular Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(100,837)	$(107,494)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	19,665	17,121
Vesting of common stock warrants in return for services	88	87
Change in fair value of derivative liability	157	(2)
Depreciation and amortization	4,204	2,403
Amortization of right-of-use assets	1,545	1,477
Net amortization (accretion) of premium (discount) on marketable securities	(1,244)	1,059
Changes in operating assets and liabilities
Accounts receivable	—	47
Prepaid expenses and other current assets	(1,399)	1,235
Other assets	(70)	(11)
Accounts payable	896	(1,638)
Accrued and other liabilities	3,371	2,485
Deferred revenue	(715)	(3,130)
Operating lease liabilities	(1,453)	(324)
Net cash used in operating activities	(75,792)	(86,685)
Cash flows from investing activities
Acquisition of property and equipment	(2,771)	(11,536)
Purchase of marketable securities	(54,802)	(153,313)
Maturities of marketable securities	173,290	147,799
Net cash provided by (used in) investing activities	115,717	(17,050)
Cash flows from financing activities
Issuance of common stock upon offerings, net of issuance costs	129,208	—
Issuance of common stock upon exercise of stock options and warrants	7,310	2,730
Issuance of common stock through 2020 ESPP	1,178	823
Issuance of common stock for the ATM offering program, net of issuance costs	19,136	—
Payment of offering costs	—	(468)
Net cash provided by financing activities	156,832	3,085
Net increase (decrease) in cash and cash equivalents	196,757	(100,650)
Cash and cash equivalents, beginning of period	52,351	153,001
Cash and cash equivalents, end of period	$249,108	$52,351
Supplemental disclosures of noncash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other liabilities	$234	$937
Deferred ATM costs reclassification	$468	$—

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

2021 Follow On Public Offering

In November 2021, the Company completed an underwritten public offering ("2021 Offering") in which 4,750,000 shares of the Company's common stock were sold at an offering price of $25.00 per share pursuant to an effective Registration Statement on Form S-1. The net proceeds from the 2021 Offering were $111.1 million, after deducting underwriting discounts and commissions and offering expenses.

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

2024 Follow On Public Offering

In February 2024, the Company completed an underwritten public offering (the “2024 Offering”) in which 6,586,015 shares of the Company’s common stock were sold at an offering price of $29.50 per share, as well as pre-funded warrants to purchase 3,583,476 shares of the Company’s common stock at an offering price of $29.4999 per underlying share pursuant to an effective Registration Statement on Form S-3. The net proceeds from the 2024 Offering were $281.4 million, after deducting underwriting discounts and commissions and other offering expenses. The Company also granted the underwriters the option to purchase up to 1,525,423 additional shares of common stock in connection with the offering.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $415.3 million as of December 31, 2023. The Company believes that its cash and cash equivalents and marketable securities as of December 31, 2023 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these financial statements for the year ended December 31, 2023. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

Due to the coronavirus (“COVID-19”) pandemic, the war in Ukraine, rising interest rates and inflation, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2023. While there was not a material impact to the Company’s financial statements as of December 31, 2023, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the financial statements in future reporting periods.

Segment Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a company-wide basis for purposes of allocating resources and assessing financial performance.

As of and for the years ended December 31, 2023 and 2022, all of the Company’s long-lived assets were located in the United States and all revenue was earned in the United States.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Year Ended December 31,
	2023	2022
Customer B	*	99%
Customer C	97%	0%
Total	97%	99%

* Less than 10%

The Company did not have accounts receivable from its partners in collaboration and license agreements as of December 31, 2023 and 2022.

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Netherlands	$567	$3,094
United States	20,156	35
Total revenue	$20,723	$3,129

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

Acquisitions

The Company first determines whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition where the cost of the acquisition is allocated to the assets acquired and liabilities based on their relative fair values. In-process research and development ("IPR&D") projects with no alternative future use are recorded as research and development expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated.

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

Accounts Receivable—Allowance for Doubtful Accounts

The Company regularly reviews accounts receivable for collectability and establishes an allowance for probable credit losses and writes off uncollectible accounts as necessary. The Company has determined that no allowance was required at December 31, 2023 and 2022. The Company did not have any write-offs relating to uncollectible accounts receivable during the years ended December 31, 2023 and 2022.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows, which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is typically measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets in the years ended December 31, 2023 and 2022.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as clarified in subsequent amendments. ASU 2016-13 changes the impairment model for certain financial instruments. The new model is a forward-looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In October 2019, the FASB voted to delay the effective date of this standard. Topic 326 will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-13 on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. The final guidance adds clarifications related to the presentation of rate reconciliation for public business entities and definitions of specific categories in rate reconciliation. These amendments are effective for public business entities for annual periods beginning after December 15, 2024. For other entities, amendments are effective for annual periods beginning after December 15, 2025. The Company is not early adopting ASU 2023-09.

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2023
Assets
Money market funds	$217,644	$—	$—	$217,644
Commercial paper	—	18,243	—	18,243
Corporate bonds	—	28,939	—	28,939
U.S. government sponsored agencies	—	2,896		2,896
Total	$217,644	$50,078	$—	$267,722
Liabilities
Derivative liability	$—	$—	$369	$369
Total	$—	$—	$369	$369

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2022
Assets
Money market funds	$44,447	$—	$—	$44,447
Commercial paper	—	48,872	—	48,872
Corporate bonds	—	47,012	—	47,012
U.S. treasuries	—	63,059	—	63,059
U.S. government sponsored agencies	—	7,168	—	7,168
Total	$44,447	$166,111	$—	$210,558
Liabilities
Derivative liability	$—	$—	$212	$212
Total	$—	$—	$212	$212

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

There were no transfers between Level 1, 2 and 3 during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 derivative liability (in thousands):

Balance as of December 31, 2021	$214
Change in fair value included in other income (expense), net	(2)
Balance as of December 31, 2022	212
Change in fair value included in other income (expense), net	157
Balance as of December 31, 2023	$369

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2023 and 2022 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2023
Short-term marketable securities:
Commercial paper	$17,603	$1	$(26)	$17,578
Corporate bonds	18,641	12	(3)	18,650
U.S. government sponsored agencies	2,900	—	(4)	2,896
Total short-term marketable securities	$39,144	$13	$(33)	$39,124
Long-term marketable securities:
Commercial paper	$661	$4	$—	$665
Corporate bonds	10,257	32	—	10,289
Total long-term marketable securities	$10,918	$36	$—	$10,954

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2022
Short-term marketable securities:
Commercial paper	$43,988	$—	$(24)	$43,964
Corporate bonds	47,565	—	(553)	47,012
U.S. treasuries	63,502	1	(444)	63,059
U.S. government sponsored agencies	7,185	12	(29)	7,168
Total short-term marketable securities	$162,240	$13	$(1,050)	$161,203
Long-term marketable securities:
Commercial paper	$5,067	$—	$(159)	$4,908
Total long-term marketable securities	$5,067	$—	$(159)	$4,908

All marketable securities held as of December 31, 2023 and 2022 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$20,494	$97,472
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	4,986	53,716
Aggregate fair value of marketable securities in unrealized gain position	24,598	14,923
Total marketable securities	$50,078	$166,111

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $20 thousand, as well as in aggregate, $35 thousand, as of December 31, 2023, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of December 31, 2023.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2023	2022
Machinery and equipment	$12,996	$11,191
Leasehold improvements	16,902	16,902
Furniture and fixtures	566	566
Office equipment	239	239
Computer equipment and software	805	616
Construction in progress	550	476
Total property and equipment	32,058	29,990
Less: Accumulated depreciation and amortization	(11,932)	(7,728)
Property and equipment, net	$20,126	$22,262

All property and equipment are maintained in the United States. Depreciation expense was $4.4 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Payroll and related expenses	$8,149	$5,689
Accrued clinical and preclinical study costs	2,180	1,355
Consulting and professional	1,581	1,444
Other accrued expenses	104	382
Total accrued and other current liabilities	$12,014	$8,870

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Year Ended December 31,
	2023	2022
uniQure	$567	$3,094
CFF	148	35
Astellas (see Note 8)	20,008	—
	$20,723	$3,129

Deferred revenue for each period was as follows (in thousands):

	December 31,
	2023	2022
uniQure	$—	$566
CFF	1,245	1,394
	$1,245	$1,960

The total amount of revenue in the year ended December 31, 2023, which was included in deferred revenue at January 1, 2023, was $0.7 million. The total amount of revenue in the year ended December 31, 2022, which was included in deferred revenue at January 1, 2022, was $3.1 million.

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

During the years ended December 31, 2023 and 2022, the Company recognized revenue of $0.6 million and $3.1 million under the Amended uniQure Agreement and the Second uniQure Agreement, respectively. As of December 31, 2023 and 2022, deferred revenue relating to uniQure was zero and $0.6 million, respectively. During the year ended December 31, 2022, the decrease in total budgeted costs for the remaining performance obligation resulted in a $2.2 million increase in revenue recognized related to the performance obligation partially satisfied prior to January 1, 2022. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation was zero and $0.6 million, respectively.

CFF

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with the CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of each of December 31, 2023 and 2022, the Company had achieved milestones totaling $1.7 million under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the year ended December 31, 2023 was $0.1 million, while revenue recognized during the year December 31, 2022 was immaterial. As of December 31, 2023 and 2022, deferred revenue relating to the CFF Agreement was $1.2 million and $1.4 million, respectively. There were no accounts receivable from CFF under the CFF Agreement as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.2 million and $1.4 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next one to three years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 15 for further discussion of the embedded derivative.

Arbor Biotechnologies, Inc.

On December 20, 2023 (the “Effective Date”), the Company entered into a co-development and co-commercialization agreement (the “Arbor Agreement”) with Arbor Biotechnologies, Inc. (“Arbor”), pursuant to which the Company and Arbor agree to co-develop and co-commercialize on a fifty-fifty cost-and-profit-sharing basis up to six genetic medicine products to treat central nervous system (“CNS”) indications, based on combining the Company’s CNS-targeting vectors and Arbors’ Cas enzymes and Guide RNAs. The first product candidate under the Arbor Agreement will address a molecular target implicated in amyotrophic lateral sclerosis (ALS).

The Company will account for its costs related to the co-development and co-commercialization of product candidates under the Arbor Agreement as research and development expenses in the periods in which they are incurred. As of December 31, 2023, no Shared Product has been designated by the JSC (each as defined in the Arbor Agreement) under the Arbor Agreement, and no research and development expenses were incurred related to the Arbor Agreement during the year ended December 31, 2023.

8. License Arrangements

Astellas Gene Therapies, Inc.

On July 5, 2023, the Company entered into a licensing agreement (the “License Agreement”) with Astellas Gene Therapies, Inc. (“AGT”), pursuant to which the Company granted to AGT a license to utilize its intravitreal R100 vector (“4D Vector”) to develop and commercialize licensed compounds and licensed products for one genetic target implicated in rare monogenic ophthalmic disease(s), with options to add up to two additional targets implicated in rare monogenic ophthalmic diseases after paying additional option exercise fees. Under the terms of the License Agreement, the Company has provided its 4D vector technology to Astellas to deliver Astellas’ genetic payloads for the treatment of rare monogenic diseases. Astellas will conduct all subsequent research, development, manufacturing, and commercialization activities. As partial consideration for the rights and licenses granted to AGT by the Company under this Agreement, AGT paid the Company an upfront amount of $20 million, which was received in July 2023. The Company may receive potential future option fees and milestones of up to $942.5 million including potential near-term development milestones of $15 million for the initial target. In addition, the Company is entitled to receive mid-single digit to double-digit, sub-teen royalties on net sales of all licensed products.

Under the License Agreement, the Company’s performance obligation is to grant and make available to AGT the Licensed IP and Licensed Know-How (each as defined in the License Agreement) with respect to the 4D Vector. In connection with the grant of the license, in July 2023, the Company delivered to AGT the Transferred Material (as defined in the License Agreement). As of December 31, 2023, there was no deferred revenue and no accounts receivable relating to the License Agreement.

Aevitas Therapeutics, Inc. and The Trustees of the University of Pennsylvania

On April 21, 2023, the Company entered into an agreement (the “Agreement”) with Aevitas Therapeutics, Inc. (“Aevitas”), pursuant to which the Company acquired all of Aevitas’ worldwide rights to short-form human complement factor H ("sCFH"), which the Company plans to use for its 4D-175 product candidate research program. The asset purchase was accounted for as an asset acquisition. As consideration for the Agreement, the Company shall pay Aevitas up to approximately $144 million in cash upon certain late-stage development, regulatory and sales milestones being achieved plus royalties in the low single digits range on sales of 4D-175. In addition, as part of the Agreement, the Company was assigned a License Agreement for sCFH with the Trustees of the University of Pennsylvania, under which the Company shall pay the University of Pennsylvania up to approximately $42 million in cash upon certain late-stage development, regulatory and sales milestones being achieved plus royalties in the low single digits range on sales of 4D-175. No upfront consideration was paid under the Agreement.

As of December 31, 2023, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

During the year ended December 31, 2023, the Company incurred no expenses under the provisions of the outstanding license arrangements, while $0.2 million was incurred during the year ended December 31, 2022.

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

The 5980 Horton Street Building Lease is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of December 31, 2023, the operating lease right-of-use asset and operating lease liability was $1.2 million and $1.4 million, respectively. The discount rate used to determine the lease liability was 7.5%.

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

In May 2019, the Company amended the second lease agreement executed in October 2018 to add additional office, manufacturing and laboratory space (the “Expansion”). The amendment extended the term of the lease to December 31, 2029. The Company did not have to pay rent until December 2019. The lease agreement also included a tenant improvement allowance, which was increased to $2.3 million in February 2021 pursuant to a second amendment to the second lease agreement. As of December 31, 2023, the Company has received the $2.3 million tenant improvement allowance. The tenant improvement allowance funds improvements to the additional office, manufacturing and laboratory space, which the Company has determined to be lessee owned. The allowance is treated as a reduction of lease payments used to measure the lease liability.

The 5858 Horton Street Building Lease and Expansion is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of December 31, 2023, the operating lease right-of-use asset and operating lease liability was $10.3 million and $13.2 million, respectively. The discount rate used to determine the lease liability was 7.8%.

Total operating lease cost for each of the years ended December 31, 2023 and 2022 was $2.8 million. Cash paid for amounts included in the measurement of lease liabilities was $3.1 million for the year ended December 31, 2023.

Neither of the leases include a general option for the Company to terminate the leases.

The following table summarizes the components of lease expense for the years ended December 31, 2023 and 2022, which are included in operating expenses in the Company’s statements of operations (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$2,793	$2,787
Variable lease cost	1,244	1,010
Total	$4,037	$3,797

Variable lease payments include amounts relating to common area maintenance and are recognized in the statements of operations as incurred.

The following table summarizes supplemental information related to operating leases:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term (in years)	5.7	6.7
Weighted-average discount rate	7.8%	7.8%

The following table summarizes the maturities of lease liabilities as of December 31, 2023 (in thousands):

2024	$3,149
2025	3,244
2026	3,135
2027	2,810
2028	2,894
Thereafter	2,981
Total future minimum lease payments	18,213
Less: Amount representing interest	(3,542)
Present value of future minimum lease payments	14,671
Less: Current portion of operating lease liabilities	3,149
Long-term portion of operating lease liabilities	$11,522

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at December 31, 2023. See Note 13 for details of a settlement with a former employee in April 2021.

10. Income Taxes

The Company did not record any income tax expense during the years ended December 31, 2023 and 2022. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

The effective tax rate of the Company’s income tax expense (benefit) differs from the federal statutory rate as follows:

	Year ended December 31,
	2023	2022 (1)
Federal statutory income tax rate	21.0%	21.0%
State tax rate	15.8%	8.3%
Research tax credit	2.4%	1.3%
Permanent differences	(0.1)%	0.0%
Stock-based compensation	(1.7)%	(1.0)%
Officer's compensation	(1.4)%	(0.8)%
Valuation allowance	(36.0)%	(28.8)%
Provision for income taxes	0.0%	0.0%

________________________________________

(1) The 2022 valuation allowance, research tax credit, state tax, stock based compensation, and officer’s compensation lines have been updated to conform to the 2023 presentation.

The tax effects of temporary differences that give rise to significant components of the deferred taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred Tax Assets
Net operating loss carryforwards	$59,547	$47,050
Other accrued liabilities	2,497	1,921
Deferred revenue	348	539
Research tax credits	13,961	10,546
Stock-based compensation expense	5,340	4,825
Intangible asset basis	1,014	1,092
Operating lease liabilities	4,106	4,437
Capitalized research expenditures	35,784	16,172
Total deferred tax assets	$122,597	$86,582

Deferred Tax Liabilities
Operating lease right-of-use assets	$(3,229)	$(3,600)
Prepaid expenses	(1,843)	(1,556)
Total deferred tax liabilities	$(5,072)	$(5,156)
Less: valuation allowance	(117,525)	(81,426)
Total net deferred tax	$—	$—

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $36.1 million during the year ended December 31, 2023 and $31.2 million during the year ended December 31, 2022. The increase in the valuation allowance for each of the years ended December 31, 2023 and 2022 was primarily driven by net losses incurred, capitalized research expenditures, stock-based compensation expense and tax credits generated within the U.S.

The Company had net operating loss (“NOL”) carryforwards of $228.2 million and $212.9 million as of December 31, 2023 and 2022, respectively, available to reduce future taxable income, if any, for federal income tax purposes. $9.5 million of the federal NOL carryforwards expire in 2037 and the remaining $218.7 million carryforward indefinitely.

As of December 31, 2023 and 2022, the Company had federal research and development credit carryforwards of $17.1 million and $11.9 million, respectively, and state research and development credit carryforwards of $10.0 million and $7.9 million, respectively, available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2035 and the state credits carryforward indefinitely.

Utilization of the NOL carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in the expiration of the NOL and tax credit carryforwards before they are utilized. The Company has experienced ownership changes in the past as a result of its Series B redeemable convertible preferred stock financing. As a result of the ownership changes, some of the tax attribute carryforwards may be permanently limited as they will expire unused and such amounts are excluded from our NOLs as of December 31, 2023. Subsequent ownership changes may result in additional limitations.

The reconciliation of the beginning and ending unrecognized tax benefits amounts is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2021	$5,586
Additions for current year tax positions	2,687
Additions for tax positions of prior years	—
Balance as of December 31, 2022	8,273
Additions for current year tax positions	3,629
Additions for tax positions of prior years	—
Balance as of December 31, 2023	$11,902

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2023 and 2022, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will materially increase or decrease during the next 12 months.

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

In accordance with the 2017 Tax Act, research and experimental ("R&E") expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses. The Company recognized a deferred tax asset of $35.8 million for capitalized R&E expenses as of December 31, 2023.

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

This provision is effective for tax years beginning after December 31, 2022. The Company does not believe the act will have a material impact.

11. Common Stock

As of December 31, 2023 and 2022, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2023 and 2022, no dividends on common stock had been declared by the board of directors.

As of December 31, 2023 and 2022, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2023	2022
Issuance of common stock under the 2020 Equity Incentive Plan	524,078	2,112,039
Issuance of common stock under the 2020 Employee Stock Share Purchase Plan	313,034	413,273
Exercise of options issued and outstanding	8,423,481	5,778,929
Exercise of common stock warrants	53,669	53,669
Total common stock reserved	9,314,262	8,357,910

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

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of December 31, 2023, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

12. Stock-based Compensation

2020 Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding

(on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company's common stock may be issued upon the exercise of incentive stock options. On January 1, 2023, an additional 1,631,331 shares of common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of December 31, 2023 there were 190,619 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan. As of December 31, 2023, there were 335,605 shares available for grant under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of December 31, 2023, options to purchase 1,620,457 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors. If an individual owns stock representing more than 10% of the Company’s outstanding shares, the exercise price of each share shall be at least 110% of the fair market value on the date of grant.

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

Restricted Stock Units (RSU)

The following table summarizes the RSU activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested balance at December 31, 2022	—	—	—	—
Granted	181,181	$14.42
Unvested balance at December 31, 2023	181,181	$14.42	2.1	$3,671

Stock Options

The following table summarizes the stock options activity for the year ended December 31, 2023:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2022	5,778,929	$16.21	7.97	$48,050
Options granted	3,824,931	16.04
Options exercised	(574,740)	12.72
Options expired	(129,147)	27.58
Options forfeited	(659,819)	16.06
Balances at December 31, 2023	8,240,154	$16.21	7.92	$46,863
Shares exercisable, December 31, 2023	3,130,485	$17.07	6.26	$19,188
Shares vested and expected to vest, December 31, 2023	8,240,154	$16.21	7.90	$46,863

The following table is a summary of stock compensation expense for employees and nonemployees by function (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$9,740	$9,221
General and administrative	9,925	7,900
Total stock-based compensation expense	$19,665	$17,121

During the years ended December 31, 2023 and 2022, the Company granted 3,824,931 and 2,700,437 stock options to employees with a weighted-average grant date fair value of $16.96 and $11.20 per share, respectively and zero and 10,000 stock options to nonemployees with a weighted-average grant date fair value of zero and $12.05 per share, respectively. The total fair value of options vested during the years ended December 31, 2023 and 2022 was $18.3 million and $15.1 million, respectively. As of December 31, 2023, the unrecognized stock-based compensation expense of unvested options was $55.0 million and is expected to be recognized over a weighted-average period of 2.1 years.

Stock-based compensation expense recorded for employee options was $19.5 million and $16.9 million for the years ended December 31, 2023 and 2022, respectively. Stock-based compensation expense recorded for nonemployee consultants was $0.2 million for each of the years ended December 31, 2023 and 2022, respectively.

The Company estimates the fair value of employee and nonemployee stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company's stock options was estimated using the following assumptions for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Employee	Nonemployee	Employee	Nonemployee
Expected term	5.9 – 6.1 years	0	5.9 – 6.1 years	6.0 years
Expected volatility	79.8% – 81.8%	0.0%	80.1% – 84.3%	80.7%
Risk-free interest rate	3.7% – 4.6%	0.0%	1.5% – 4.3%	3.0%
Expected dividend yield	0%	0%	0%	0%

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

The Company recorded less than $0.1 million expense for the above warrants within operating expenses in the statements of operations during the years ended December 31, 2023 and 2022.

14. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator
Net loss attributable to common stockholders	$(100,837)	$(107,494)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	39,130,067	32,351,221
Net loss per share, basic and diluted	$(2.58)	$(3.32)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2023	2022
Options issued and outstanding	8,423,481	5,778,929
2020 ESPP	278,502	393,289
Common stock warrants	53,669	53,669
Total	8,755,652	6,225,887

15. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at December 31, 2023 and zero to $10.6 million at December 31, 2022), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at December 31, 2023 and 2022) and the discount rate (15% at December 31, 2023 and 2022). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.4 million and $0.2 million as of December 31, 2023 and 2022, respectively.

16. Related Party Transactions

In April 2019, the Company entered into two sponsored research agreements (“SRAs”) with the UC Regents to conduct research in a research facility on the U.C. Berkeley campus, under the direction of Dr. Schaffer. The SRAs had a three year term that ended in May 2022. Under the SRAs, the Company had an option to license (on a royalty-bearing basis) all intellectual property generated under the SRAs. The total amount the Company was committed to pay to the UC Regents under the SRAs was $1.4 million, which was fully paid as of December 31, 2022. In March 2021, the Company entered into another sponsored research agreement with the UC Regents to conduct research in laboratories on the U.C. Berkeley campus that are under the direction of Dr. Schaffer and another U.C. Berkeley professor covering investigations into how machine learning approaches may enhance AAV capsid engineering (the “Machine Learning SRA”). Pursuant to the Machine Learning SRA, the Company committed to pay the UC Regents a total of $1.4 million, of which $0.4 million was paid as of December 31, 2022. The Machine Learning SRA had a three-year term ending in 2024. The Company could terminate the Machine Learning SRA for convenience and without cause with 60 days’ notice. The Machine Learning SRA was terminated by the Company in March 2022. While the Machine Learning SRA was between the Company and the UC Regents, the payments under the SRA were used to fund the lab under the direction of Dr. Schaffer. As of December 31, 2023 and 2022, there were no accounts payable to the UC Regents related to the SRAs and Machine Learning SRA. Any patent prosecution costs incurred under the Machine Learning SRA and the SRAs were borne by the Company. During the years ended December 31, 2023 and 2022, the Company recorded zero and $0.3 million, respectively, of expense related to these agreements.

As of February 2022, the Machine Learning SRA and the SRAs ceased to be related party transactions upon the resignation of David Schaffer, Ph.D., from the board of directors of the Company.

In 2023, while the Company's Chief Development Officer ("CDO") was on leave, the Company engaged the services of Noriyuki Kasahara, M.D., Ph.D., a member of the Company's Board of Directors, as interim CDO. Dr. Kasahara was paid $0.2 million in 2023 for his services as interim CDO.

17. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $1.1 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.

18. Subsequent Events

On February 9, 2024, subsequent to the reporting period for the fiscal year ended December 31, 2023, the Company completed an underwritten public follow-on offering. The offering consisted of 6,586,015 shares of the Company’s common stock at an offering price to the public of $29.50 per share, as well as pre-funded warrants to purchase 3,583,476 shares of the Company’s common stock at a public offering price of $29.4999 per underlying share, in each case before underwriting discounts and commissions. Pursuant to the offering, the Company received aggregate gross proceeds of approximately $300 million, before deducting underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $281.4 million, after deducting underwriting discounts and commissions and other offering expenses. The Company also granted the underwriters the option to purchase up to 1,525,423 additional shares of common stock in connection with the offering.