Form 10-Q
period 2024-03-31
4D Molecular Therapeutics, Inc.
filed 2024-05-09
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 51,703,412 shares of 4D Molecular Therapeutics, Inc.'s common stock outstanding. This number does not include 3,583,476 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of May 3, 2024 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s public offering in February 2024. See Note 12, Common Stock Warrants, to the Registrant’s unaudited condensed financial statements.

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
•
the expected potential benefits of strategic collaboration agreements, including our relationships with Arbor Biotechnologies, Inc., Astellas Gene Therapies, Inc., uniQure biopharma B.V. and Cystic Fibrosis Foundation (CFF), and our ability to attract collaborators with development, regulatory and commercialization expertise;
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

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$275,594	$249,108
Marketable securities	250,317	39,124
Prepaid expenses and other current assets	9,678	8,356
Total current assets	535,589	296,588
Marketable securities, long-term	62,942	10,954
Property and equipment, net	19,464	20,126
Operating lease right-of-use assets, net	11,118	11,539
Other assets	771	684
Total assets	$629,884	$339,891
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,217	$3,515
Accrued and other current liabilities	9,013	12,014
Deferred revenue	—	273
Operating lease liabilities, current portion	3,173	3,149
Total current liabilities	16,403	18,951
Deferred revenue, net of current portion	1,322	972
Derivative liability	369	369
Operating lease liabilities, long-term portion	10,998	11,522
Other liabilities	231	248
Total liabilities	29,323	32,062
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at March 31, 2024 and December 31, 2023; 51,157,388 and 43,075,218 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	4
Additional paid-in-capital	1,048,393	723,136
Accumulated other comprehensive gain (loss)	(109)	16
Accumulated deficit	(447,728)	(415,327)
Total stockholders’ equity	600,561	307,829
Total liabilities and stockholders’ equity	$629,884	$339,891

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Collaboration and license revenue	$28	$298
Operating expenses:
Research and development	27,870	22,412
General and administrative	10,294	7,992
Total operating expenses	38,164	30,404
Loss from operations	(38,136)	(30,106)
Other income (expense):
Interest income	5,745	1,443
Other expense, net	(10)	(19)
Total other income, net	5,735	1,424
Net loss	$(32,401)	$(28,682)
Net loss per share, basic and diluted	$(0.66)	$(0.88)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	49,271,984	32,723,530

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(32,401)	$(28,682)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(125)	926
Total comprehensive loss	$(32,526)	$(27,756)

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	43,075,218	$4	$723,136	$16	$(415,327)	$307,829
Issuance of common stock upon exercise of stock options and vesting of RSUs	236,856	—	3,113	—	—	3,113
Issuance of common stock upon public offering, net of issuance costs - February / March 2024 Public Offering Sale	7,845,314	1	316,148	—	—	316,149
Stock-based compensation expense	—	—	5,974	—	—	5,974
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(125)	—	(125)
Net loss	—	—	—	—	(32,401)	(32,401)
Balances at March 31, 2024	51,157,388	$5	$1,048,393	$(109)	$(447,728)	$600,561

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	32,626,627	$3	$547,020	$(1,196)	$(314,490)	$231,337
Issuance of common stock upon exercise of stock options	122,207	—	1,135	—	—	1,135
Issuance of common stock for the ATM offering program, net of issuance costs	487,934	—	9,647	—	—	9,647
Stock-based compensation expense	—	—	4,221	—	—	4,221
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized gain on marketable securities	—	—	—	926	—	926
Net loss	—	—	—	—	(28,682)	(28,682)
Balances at March 31, 2023	33,236,768	$3	$562,045	$(270)	$(343,172)	$218,606

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(32,401)	$(28,682)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,974	4,221
Vesting of common stock warrants in return for services	22	22
Change in fair value of derivative liability	—	7
Depreciation and amortization	1,173	1,029
Amortization of right-of-use assets	421	383
Net amortization (accretion) of premium (discount) on marketable securities	(757)	(395)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,322)	90
Other assets	(88)	(110)
Accounts payable	703	(333)
Accrued and other liabilities	(2,389)	(3,397)
Deferred revenue	77	(298)
Operating lease liabilities	(501)	(443)
Net cash used in operating activities	(29,088)	(27,906)
Cash flows from investing activities
Purchases of marketable securities	(277,324)	(14,729)
Maturities of marketable securities	14,776	58,871
Acquisition of property and equipment	(710)	(1,012)
Net cash provided by (used in) investing activities	(263,258)	43,130
Cash flows from financing activities
Payment of offering costs	—	(69)
Issuance of common stock upon the exercise of stock options	3,113	1,416
Issuance of common stock upon public offering, net of issuance costs	315,719	—
Issuance of common stock for the ATM offering program, net of issuance costs	—	9,647
Net cash provided by financing activities	318,832	10,994
Net increase in cash and cash equivalents	26,486	26,218
Cash and cash equivalents, beginning of period	249,108	52,351
Cash and cash equivalents, end of period	$275,594	$78,569
Supplemental disclosures of noncash investing and financing information
Unpaid offering costs	$430	$—
Purchases of property and equipment in accounts payable and accrued and other liabilities	$—	$357

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

2024 Follow On Public Offering

In February 2024, the Company completed an underwritten public offering (the “2024 Offering”) in which 6,586,015 shares of the Company’s common stock were sold at an offering price of $29.50 per share, as well as pre-funded warrants to purchase 3,583,476 shares of the Company’s common stock at an offering price of $29.4999 per underlying share pursuant to an effective Registration Statement on Form S-3. The net proceeds from the 2024 Offering were $281.2 million, after deducting underwriting discounts and commissions and other offering expenses. The Company also granted the underwriters the option to purchase up to 1,525,423 additional shares of common stock in connection with the offering.

In March 2024, the underwriters exercised their option to purchase 1,259,299 additional shares of common stock resulting in net proceeds of $34.9 million, after deducting commissions.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $447.7 million as of March 31, 2024. The Company believes that its cash and cash equivalents and marketable securities as of March 31, 2024 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these unaudited condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

The accompanying financial information for the three months ended March 31, 2024 and 2023 is unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2024 and December 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2024 and 2023. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Due to the war in Ukraine, conflicts in the Middle East, rising interest rates and inflation, and the lingering impacts of the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2024. While there was not a material impact to the Company’s unaudited condensed financial statements as of March 31, 2024, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the unaudited condensed financial statements in future reporting periods.

Segment Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a company-wide basis for purposes of allocating resources and assessing financial performance.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company’s cash is held at two financial institutions in the United States of America. The Company’s cash equivalents are invested in money market funds. The Company also invests in U.S. Treasuries, U.S. government sponsored agencies, commercial paper, corporate bonds and certificates of deposit. The Company has not experienced any losses on its deposits of cash and cash equivalents. Such deposits may, at times, exceed federally insured limits.

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended March 31,
	2024	2023
Customer A	0%	99%
Customer B	100%	*
Total	100%	99%

* Less than 10%

The Company did not have accounts receivable from its partners in collaboration and license agreements as of March 31, 2024 and December 31, 2023.

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Netherlands	$—	$295
United States	28	3
Total revenue	$28	$298

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

Recently Issued Accounting Pronouncements Not Yet Adopted

On December 14, 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures. The final guidance adds clarifications related to the presentation of rate reconciliation for public business entities and definitions of specific categories in rate reconciliation. These amendments are effective for public business entities for annual periods beginning after December 15, 2024. For other entities, amendments are effective for annual periods beginning after December 15, 2025. The Company is not early adopting ASU 2023-09. The Company expects to make additional disclosures for income taxes upon adoption of this ASU.

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	March 31, 2024
Assets
Money market funds	$245,111	$—	$—	$245,111
Commercial paper	—	64,624	—	64,624
Corporate bonds	—	169,106	—	169,106
U.S. Treasuries	—	26,262	—	26,262
U.S. government sponsored agencies	—	1,398	—	1,398
Certificates of deposit	—	51,869	—	51,869
Total	$245,111	$313,259	$—	$558,370
Liabilities
Derivative liability	$—	$—	$369	$369
Total	$—	$—	$369	$369

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2023
Assets
Money market funds	$217,644	$—	$—	$217,644
Commercial paper	—	18,243	—	18,243
Corporate bonds	—	28,939	—	28,939
U.S. government sponsored agencies	—	2,896	—	2,896
Total	$217,644	$50,078	$—	$267,722
Liabilities
Derivative liability	$—	$—	$369	$369
Total	$—	$—	$369	$369

Level 3 Inputs

The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a present value analysis with multiple scenarios. In determining the fair value of the derivative liability, the inputs impacting fair value include the change of control payment to Cystic Fibrosis Foundation (CFF), the probability of a change of control event, the product status at time of a change of control event and the discount rate. See Note 14 for further discussion on the embedded derivative.

There were no transfers between Level 1, 2 and 3 during the periods presented.

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument during the three-month periods ended March 31, 2024 and 2023 (in thousands):

Derivative Liability
Balance as of December 31, 2023	$369
Change in fair value included in other income (expense), net	—
Balance as of March 31, 2024	$369

Derivative Liability
Balance as of December 31, 2022	$212
Change in fair value included in other income (expense), net	7
Balance as of March 31, 2023	$219

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2024
Short-term marketable securities:
Commercial paper	$61,428	$5	$(46)	$61,387
Corporate bonds	109,432	16	(47)	109,401
U.S. Treasuries	26,262	1	(1)	26,262
U.S. government sponsored agencies	1,400	—	(2)	1,398
Certificates of deposit	51,875	3	(9)	51,869
Total short-term marketable securities	$250,397	$25	$(105)	$250,317
Long-term marketable securities:
Commercial paper	$3,234	$3	$—	$3,237
Corporate bonds	59,737	14	(46)	59,705
Total long-term marketable securities	$62,971	$17	$(46)	$62,942

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2023
Short-term marketable securities:
Commercial paper	$17,603	$1	$(26)	$17,578
Corporate bonds	18,641	12	(3)	18,650
U.S. government sponsored agencies	2,900	—	(4)	2,896
Total short-term marketable securities	$39,144	$13	$(33)	$39,124
Long-term marketable securities:
Corporate bonds	$661	$4	$—	$665
Commercial paper	10,257	32	—	10,289
Total long-term marketable securities	$10,918	$36	$—	$10,954

All marketable securities held as of March 31, 2024 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$209,564	$20,494
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	—	4,986
Aggregate fair value of marketable securities in unrealized gain position	103,695	24,598
Total marketable securities	$313,259	$50,078

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $9 thousand, as well as in aggregate, $151 thousand, as of March 31, 2024, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of March 31, 2024.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Machinery and equipment	$13,605	$12,996
Leasehold improvements	17,325	16,902
Furniture and fixtures	566	566
Office equipment	239	239
Computer equipment and software	835	805
Construction in progress	—	550
Total property and equipment	32,570	32,058
Less: Accumulated depreciation and amortization	(13,106)	(11,932)
Property and equipment, net	$19,464	$20,126

All property and equipment are maintained in the United States. Depreciation expense was $1.2 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Payroll and related expenses	$4,516	$8,149
Accrued clinical and preclinical study costs	2,908	2,180
Consulting and professional	1,447	1,581
Other accrued expenses	142	104
Total accrued and other current liabilities	$9,013	$12,014

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
uniQure	$—	$295
CFF	28	3
Total revenue	$28	$298

Deferred revenue is summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
CFF	$1,322	$1,245
Total deferred revenue	$1,322	$1,245

The total amount of revenue in the three months ended March 31, 2024 which was included in deferred revenue at January 1, 2024 was zero. The total amount of revenue in the three months ended March 31, 2023 which was included in deferred revenue at January 1, 2023 was $0.3 million.

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

During the three months ended March 31, 2024 and 2023, the Company recognized zero and $0.3 million, respectively, under both of the Amended uniQure Agreement and the Second uniQure Agreement. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, deferred revenue relating to uniQure was zero and the aggregate amount of the transaction price allocated to the remaining performance obligation was zero.

Cystic Fibrosis Foundation (CFF)

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with the CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of March 31, 2024 and December 31, 2023, the Company had achieved milestones totaling $1.8 million and $1.7 million, respectively, under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the three months ended March 31, 2024 and 2023 was immaterial. As of March 31, 2024 and December 31, 2023, deferred revenue relating to the CFF Agreement was $1.3 million and $1.2 million, respectively. There were no accounts receivable from CFF under the CFF Agreement as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.3 million and $1.2 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next one to three years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 14 for further discussion of the embedded derivative.

Arbor Biotechnologies, Inc.

On December 20, 2023 (the “Effective Date”), the Company entered into a co-development and co-commercialization agreement (the “Arbor Agreement”) with Arbor Biotechnologies, Inc. (“Arbor”), pursuant to which the Company and Arbor agreed to co-develop and co-commercialize on a fifty-fifty cost-and-profit-sharing basis up to six genetic medicine products to treat central nervous system (“CNS”) indications, based on combining the Company’s CNS-targeting vectors and Arbors’ Cas enzymes and Guide RNAs. The first product candidate under the Arbor Agreement will address a molecular target implicated in amyotrophic lateral sclerosis (ALS).

The Company will account for its costs related to the co-development and co-commercialization of product candidates under the Arbor Agreement as research and development expenses in the periods in which they are incurred. As of March 31, 2024, no Shared Product has been designated by the JSC (each as defined in the Arbor Agreement) under the Arbor Agreement, and no research and development expenses were incurred related to the Arbor Agreement during the three months ended March 31, 2024.

8. License Arrangements

Astellas Gene Therapies, Inc.

On July 5, 2023, the Company entered into a licensing agreement (the “License Agreement”) with Astellas Gene Therapies, Inc. (“AGT”), pursuant to which the Company granted to AGT a license to utilize its intravitreal R100 vector (“4D Vector”) to develop and commercialize licensed compounds and licensed products for one genetic target implicated in rare monogenic ophthalmic disease(s), with options to add up to two additional targets implicated in rare monogenic ophthalmic diseases after paying additional option exercise fees. Under the terms of the License Agreement, the Company has provided its 4D vector technology to AGT to deliver AGT's genetic payloads for the treatment of rare monogenic diseases. AGT will conduct all subsequent research, development, manufacturing, and commercialization activities. As partial consideration for the rights and licenses granted to AGT by the Company under this Agreement, AGT paid the Company an upfront amount of $20 million, which was received in July 2023. The Company may receive potential future option fees and milestones of up to $942.5 million including potential near-term development milestones of $15 million for the initial target. In addition, the Company is entitled to receive mid-single digit to double-digit, sub-teen royalties on net sales of all licensed products.

Under the License Agreement, the Company’s performance obligation is to grant and make available to AGT the Licensed IP and Licensed Know-How (each as defined in the License Agreement) with respect to the 4D Vector. In connection with the grant of the license, in July 2023, the Company delivered to AGT the Transferred Material (as defined in the License Agreement). As of March 31, 2024, there was no deferred revenue and no accounts receivable relating to the License Agreement.

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

As of March 31, 2024, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

The Company did not incur any expense under the provisions of the outstanding license agreements during each of the three months ended March 31, 2024 and 2023.

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

The 5980 Horton Street Building Lease is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of March 31, 2024, the operating lease right-of-use asset and operating lease liability were $1.1 million and $1.3 million, respectively. As of December 31, 2023, the operating lease right-of-use asset and operating lease liability were $1.2 million and $1.4 million, respectively. The discount rate used to determine the lease liability was 7.5%.

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

In May 2019, the Company amended the second lease agreement executed in October 2018 to add additional office, manufacturing and laboratory space (the “Expansion”). The amendment extended the term of the lease to December 31, 2029. The Company did not have to pay rent until December 2019. The lease agreement also included a tenant improvement allowance, which was increased to $2.3 million in February 2021 pursuant to a second amendment to the second lease agreement. The Company fully received the $2.3 million tenant improvement allowance in 2023. The tenant improvement allowance funds improvements to the additional office, manufacturing and laboratory space, which the Company has determined to be lessee owned. The allowance is treated as a reduction of lease payments used to measure the lease liability.

The 5858 Horton Street Building Lease and Expansion are considered operating leases under ASC 842 as they do not meet the criteria of a finance lease. As of March 31, 2024, the operating lease right-of-use asset and operating lease liability was $10.0 million and $12.9 million, respectively. As of December 31, 2023, the operating lease right-of-use asset and operating lease liability was $10.3 million and $13.2 million, respectively. The discount rate used to determine the lease liability was 7.8%.

Neither of the leases include a general option for the Company to terminate the leases.

Emeryville, California Warehouse Lease

In January 2024, the Company entered into a new lease for warehouse space in Emeryville, California (the “Warehouse Lease Agreement”), with a projected lease commencement date of August 31, 2024. The lease consists of approximately 7,800 square feet of warehouse space and has a lease term of five years and four months. Future minimum lease payments under the Warehouse Lease Agreement from its projected commencement date through lease expiration in the fourth quarter of 2029 are approximately $1.5 million. As of March 31, 2024, the Company has not recorded a right-of-use asset or lease liability on its condensed balance sheets as the Company has not yet obtained control of the warehouse space.

The following table summarizes the components of lease expense for the three months ended March 31, 2024 and 2023, which are included in operating expenses in the Company’s condensed statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$698	$697
Variable lease cost	354	486
Total	$1,052	$1,183

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

The following table summarizes supplemental information related to operating leases:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years):	5.5	5.7
Weighted-average discount rate:	7.8%	7.8%

The following table summarizes the maturities of lease liabilities as of March 31, 2024 (in thousands):

2024 (remaining nine months)	$2,371
2025	3,244
2026	3,135
2027	2,810
2028	2,894
Thereafter	2,981
Total future minimum lease payments	17,435
Less: Amount representing interest	(3,264)
Present value of future minimum lease payments	14,171
Less: Current portion of operating lease liabilities	3,173
Long-term portion of operating lease liabilities	$10,998

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at March 31, 2024.

10. Common Stock

As of March 31, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

As of March 31, 2024 and December 31, 2023, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31, 2024	December 31, 2023
Issuance of common stock under the 2020 Equity Incentive Award Plan	2,426,209	524,078
Issuance of common stock under the 2020 Employee Stock Purchase Plan	363,034	313,034
Exercise of options issued and outstanding and future vesting of restricted stock units	8,438,028	8,423,481
Exercise of common stock warrants	3,637,145	53,669
Total common stock reserved for future issuance	14,864,416	9,314,262

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

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of March 31, 2024, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

11. Stock-based Compensation

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company's common stock may be issued upon the exercise of incentive stock options. On February 29, 2024, an additional 2,153,533 shares of common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of March 31, 2024 there were 2,090,604 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan. As of March 31, 2024, there were 335,605 shares available for grant under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of March 31, 2024, options to purchase 1,563,448 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

No additional grants will be made under the 2015 Plan, and all outstanding grants under the 2015 Plan that are repurchased, forfeited, expire or are cancelled are returned to the 2015 Plan and are not available for grant under the 2020 Plan.

Employee Stock Purchase Plan

In December 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the 2020 ESPP, 252,337 shares of the Company's common stock were initially reserved for employee purchases of the Company's common stock under terms and provisions established by the Company's board of directors and approved by the Company's stockholders. The number of shares reserved for future issuance under the 2020 ESPP will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 15,000,000 shares the Company's common stock may be issued under the 2020 ESPP. On February 29, 2024, an additional 50,000 shares of common stock became available for future issuance under the 2020 ESPP, as a result of the operation of this automatic annual increase provision.

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

Restricted Stock Units

The Company has granted restricted stock unit (RSU) awards under the 2020 Equity Incentive Award Plan that vest over a period of four years. The following table summarizes the RSU activity for the three months ended March 31, 2024:

Number of Shares
Unvested balance at December 31, 2023	181,181
Issued	55,400
Vested	(10,996)
Canceled/Forfeited	(15,685)
Unvested balance at March 31, 2024	209,900

Stock Options

The following table summarizes the stock options activity for the three months ended March 31, 2024:

Number of Shares Underlying Outstanding Options
Balances at December 31, 2023	8,240,154
Options granted	286,000
Options exercised	(225,860)
Options expired	(7,081)
Options forfeited	(65,085)
Balances at March 31, 2024	8,228,128
Options exercisable at March 31, 2024	3,321,825
Options vested and expected to vest at March 31, 2024	8,228,128

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Expected term	6.0 - 6.1 years	6.0 - 6.1 years
Expected volatility	81.4% - 85.3%	80.9% - 84.5%
Risk-free interest rate	3.9% - 4.3%	3.7% - 4.0%
Expected dividend yield	0%	0%

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$3,034	$2,470
General and administrative	2,940	1,751
Total stock-based compensation expense	$5,974	$4,221

12. Common Stock Warrants

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

In February 2024, the Company completed an underwritten public follow-on offering which included the sale of pre-funded warrants (the “Pre-funded Warrants”) to purchase 3,583,476 shares of the Company’s common stock at an offering price of $29.4999. The exercise price of each Pre-funded Warrant is $0.0001 per share, and each Pre-funded Warrant is exercisable from the date of issuance. The Pre-funded Warrants are classified as a component of stockholders’ equity within additional paid-in-capital. The Company valued the Pre-funded Warrants at issuance and recorded net proceeds of $99.4 million after deducting underwriters fees during the three months ended March 31, 2024 related to the sale of the Pre-funded Warrants.

There was no material expense related to the above warrant shares during each of the three months ended March 31, 2024 and 2023.

13. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(32,401)	$(28,682)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	49,271,984	32,723,530
Net loss per share, basic and diluted	$(0.66)	$(0.88)

In February 2024, the Company issued and sold Pre-funded Warrants to purchase 3,583,476 shares of common stock at a nominal exercise price of $0.0001 (see Note 12). The shares of common stock into which the Pre-funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Pre-funded Warrants are immediately exercisable upon their issuance date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2024	2023
Options issued and outstanding	8,228,128	6,589,104
Restricted stock units subject to future vesting	209,900	—
2020 ESPP	250,727	360,769
Common stock warrants	53,669	53,669
Total	8,742,424	7,003,542

14. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at March 31, 2024 and December 31, 2023), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at March 31, 2024 and December 31, 2023) and the discount rate (15% at March 31, 2024 and December 31, 2023). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.4 million as of March 31, 2024 and December 31, 2023.

15. Related Party Transactions

In March 2024, the Company entered into a research and option agreement (the “Reignite Agreement”) with Reignite Therapeutics Inc. (“Reignite”), which was founded by David Kirn, M.D., Chief Executive Officer of the Company. Reignite has the expertise to develop high-capacity, helper-dependent adenovirus capsids which the Company plans to utilize as they expand their therapeutic capsid evolution platform. Reignite and the Company plan to collaborate on a one-to-two year program to develop these high capacity, helper-dependent adenovirus capsids. Under the Reignite Agreement, the Company shall have the final authority to amend and make updates to the plan and budget of the program. Further, the Company is responsible for the funding of the related research which includes the budgeted full-time employees and CRO costs, equipment costs not to exceed $60 thousand and all other costs, in total not to exceed $1.5 million in any year of the program. The Company will have an option to acquire up to three capsids resulting from the program. The Company shall pay to Reignite an option exercise fee of $1.0 million per selected capsid for which the Company has exercised its option. The maximum total amount payable is $3.0 million.

No research and development related expenses and no option exercise fees were incurred during the three months ended March 31, 2024, and as of March 31, 2024, no amounts were due to Reignite under the Reignite Agreement.

16. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.4 million for each of the three months ended March 31, 2024 and 2023.

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

Overview

We are a leading clinical-stage biopharma company focused on unlocking the full potential of genetic medicines through proprietary customized vectors that are designed for the specific diseases we seek to treat. Our proprietary invention platform, Therapeutic Vector Evolution, combines the power of the Nobel Prize-winning technology, directed evolution, with approximately one billion synthetic AAV capsid-derived sequences to invent customized and evolved vectors for use in our wholly owned and partnered product candidates. We believe key features of our targeted and evolved vectors will help us to potentially create targeted genetic medicine product candidates with improved therapeutic profiles. These profiles will allow us to treat a broad range of large market diseases, unlike most current genetic medicines that generally focus on rare or small market diseases. Our product design, development, and manufacturing engine helps us efficiently create and advance our diverse product pipeline with the goal of revolutionizing medicine with potential curative therapies for millions of patients.

We have built a deep portfolio of genetic medicine product candidates, with three novel, highly targeted next generation AAV vectors currently in the clinic. This portfolio includes five product candidates in clinical trials: 4D-150 for the treatment of wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”), 4D-710 for the treatment of cystic fibrosis lung disease, 4D-310 for the treatment of Fabry disease cardiomyopathy, 4D-125 for the treatment of X-linked retinitis pigmentosa (“XLRP”) and 4D-110 for the treatment of choroideremia. In addition, we have two product candidates in preclinical development: 4D-175 for geographic atrophy (“GA”) and 4D-725 for alpha-1 antitrypsin deficiency lung disease.

We have funded our operations primarily through the sale and issuance of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In February 2024, we completed an underwritten public offering (the “2024 Offering” and, together with the 2023 Offering and the 2021 Offering (as defined below), the “Follow-on Offerings”) in which 6,586,015 shares of our common stock were sold at an offering price of $29.50 per share, as well as pre-funded warrants to purchase 3,583,476 shares of our common stock at an offering price of $29.4999 per underlying share pursuant to our effective registration statement on Form S-3. The net proceeds from the 2024 Offering were $281.2 million, after deducting underwriting discounts and commissions and other offering expenses. We also granted the underwriters the option to purchase up to 1,525,423 additional shares of common stock in connection with the offering.

In March 2024, the underwriters exercised their option to purchase 1,259,299 additional shares of common stock resulting in net proceeds of $34.9 million, after deducting commissions.

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

Our net losses were $32.4 million and $28.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $447.7 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, if approved.

We will require substantial additional funding to support our continuing operations and further the development of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaborations, strategic partnerships, or other strategic arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from conflicts in the Middle East, the lingering impact of the COVID-19 pandemic, the war in Ukraine, rising interest rates, inflation and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue
Collaboration and license revenue	$28	$298	$(270)	(91)%
Operating Expenses:
Research and development	27,870	22,412	5,458	24%
General and administrative	10,294	7,992	2,302	29%
Total operating expenses	38,164	30,404	7,760	26%
Loss from operations	(38,136)	(30,106)	(8,030)	27%
Other Income, Net	5,735	1,424	4,311	303%
Net loss	$(32,401)	$(28,682)	$(3,719)	13%

Revenue

Revenue decreased by $0.3 million, or 91%, from the three months ended March 31, 2023 to the three months ended March 31, 2024 mainly due to revenue from uniQure that was fully earned in 2023 when the Company completed its performance obligation.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Research and development trials and consumables expenses	$11,621	$7,746	$3,875	50%
Payroll and personnel expenses	12,432	11,096	1,336	12%
Facilities and other research and development expenses	3,817	3,570	247	7%
Total research and development expenses	$27,870	$22,412	$5,458	24%

Research and development expenses increased by $5.4 million, or 24%, from the three months ended March 31, 2023 to the three months ended March 31, 2024. The increase was primarily due to the following:

•
a $3.9 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $1.3 million increase in payroll and personnel expenses (including a $0.6 million increase in employee stock-based compensation) due to increased headcount of research and development personnel; and
•
a $0.2 million increase in facilities and other research and development expenses mainly due to higher consulting services.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million, or 29%, from the three months ended March 31, 2023 to the three months ended March 31, 2024. The increase was primarily due to:

•
a $1.7 million increase in payroll and personnel expenses (including a $1.2 million increase in employee stock-based compensation), due to increased headcount of general and administrative personnel;
•
a $0.9 million increase in facilities and other expenses mainly due to higher consulting services, audit and tax fees, equipment rental and business taxes, which was partially offset by lower business insurance; and
•
a $0.3 million decrease in outside services.

Other Income, Net

Other income, net increased by $4.3 million, or 303%, from the three months ended March 31, 2023 to the three months ended March 31, 2024. The increase is attributable to higher balances of cash equivalents and marketable securities, and higher market yields on our cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of our equity securities, including from the sale of our common stock in our IPO and Follow-on Offerings and the sale of our Series A, Series A-1, Series B and Series C redeemable preferred stock, and to a lesser extent from cash received pursuant to our collaboration and license agreements.

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

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in April 2022 (the “S-3 Registration Statement”). In March 2022, we also entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the "2022 ATM

Offering Program"). As of March 31, 2024, 1.1 million shares of the Company's common stock had been sold pursuant to the Sales Agreement for net proceeds to the Company of $19.1 million, after deducting issuance costs. As of March 31, 2024, $80.1 million of common stock remained available for sale under the Sales Agreement.

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

In February 2024, we completed the 2024 Offering in which 6,586,015 shares of our common stock were sold at an offering price of $29.50 per share, as well as pre-funded warrants to purchase 3,583,476 shares of our common stock at an offering price of $29.4999 per underlying share. The net proceeds from the 2024 Offering were $281.2 million, after deducting underwriting discounts and commissions and other offering expenses. We also granted the underwriters the option to purchase up to 1,525,423 additional shares of common stock in connection with the offering.

In March 2024, the underwriters exercised their option to purchase 1,259,299 additional shares of common stock resulting in net proceeds of $34.9 million, after deducting commissions.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $588.9 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $447.7 million as of March 31, 2024. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(29,088)	$(27,906)
Net cash provided by (used in) investing activities	(263,258)	43,130
Net cash provided by financing activities	318,832	10,994
Net increase in cash and cash equivalents	$26,486	$26,218

Net Cash Used in Operating Activities

Net cash used in operating activities was $29.1 million for the three months ended March 31, 2024. This was primarily due to the net loss of $32.4 million, adjusted for noncash charges of $6.8 million and net changes in operating assets and liabilities of $3.5 million. Noncash charges included $6.0 million of stock-based compensation expense, $1.2 million of depreciation and amortization and $0.4 million for the amortization of operating lease right-of-use assets, offset by $0.8 million net amortization/accretion of premium/discount on marketable securities. Net changes in operating assets and liabilities included a $0.5 million decrease in operating lease liabilities, a $2.4 million decrease in accrued and other liabilities, a $1.3 million increase in prepaid expenses and other current assets and a $0.1 million increase in other assets, offset by $0.7 million increase in accounts payable and a $0.1 million increase in deferred revenue

Net cash used in operating activities was $27.9 million for the three months ended March 31, 2023. This was primarily due to the net loss of $28.7 million, adjusted for noncash charges of $5.2 million and net changes in operating assets and liabilities of $4.4 million. Noncash charges included $4.2 million of stock-based compensation expense, $1.0 million of depreciation and amortization and $0.4 million for the amortization of operating lease right-of-use assets, offset by $0.4 million amortization/accretion of premium/discount on marketable securities. Net changes in operating assets and liabilities included a $3.4 million decrease in accrued and other liabilities, $0.4 million decrease in operating lease liabilities, $0.3 million decrease in accounts payable, $0.3 million decrease in deferred revenue and a $0.1 million increase in other assets which were offset by a $0.1 million decrease in prepaid expenses and other current assets.

Net Cash Provided by (Used in) Investing Activities

Net used in investing activities was $263.2 million for the three months ended March 31, 2024. This was due to purchases of marketable securities of $277.3 million and purchases of property and equipment of $0.7 million, offset by $14.8 million in maturities of marketable securities.

Net cash provided by investing activities was $43.1 million for the three months ended March 31, 2023. This was due to $58.9 million in maturities of marketable securities, offset by purchases of marketable securities of $14.7 million and purchases of property and equipment of $1.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $318.8 million for the three months ended March 31, 2024. This was primarily due to proceeds from the issuance of common stock upon public offering, net of issuance costs, of $315.7 million, and proceeds from the issuance of common stock from the exercise of stock options of $3.1 million.

Net cash provided by financing activities was $11.0 million for the three months ended March 31, 2023. This was primarily due to proceeds from the issuance of common stock from the 2022 ATM Offering program of $9.6 million and proceeds from the issuance of common stock from the exercise of stock options of $1.4 million.

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

As of March 31, 2024, our principal commitments consisted of obligations under our operating leases for our headquarters. Please see Note 9, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this report for further details.

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

During the three months ended March 31, 2024, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2024, we had cash and cash equivalents and marketable securities of $588.9 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $32.4 million and $28.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $447.7 million.

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

As of March 31, 2024, we had $588.9 million in cash and cash equivalents and marketable securities.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will allow us to fund our planned operations for at least one year from the date of the issuance of the financial statements included in this Quarterly Report on Form 10-Q.

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

For example, most of our collaboration and license revenue for the year ended December 31, 2021 was from Roche. However, Roche terminated its collaboration and license agreement with us effective September 16, 2021. Furthermore, most of our collaboration and license revenue for the year ended December 31, 2023 was from AGT. The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

All of our product candidates are based on genetic medicine technology, and our future success depends on the successful development of this novel therapeutic approach. We cannot assure you that any development problems we or other genetic medicine companies experience in the future related to genetic medicine technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical study requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, European Medicines Agency (“EMA”) or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, few genetic medicine products have been approved by the FDA or comparable foreign regulatory authorities, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union ("EU") or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

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

Similar requirements apply in the EU. The EMA has a Committee for Advanced Therapies (“CAT”) that is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products, or ATMP(s). ATMPs include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for ATMP candidate that is submitted to the EMA. In the EU, the development and evaluation of an ATMP must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions.

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
•
delays in obtaining required IRB approval or ethics committee opinion at each clinical trial site;
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

If any of our product candidates successfully completes clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would seriously harm our business. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, purity, potency, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. We may also rely on our collaborators or collaboration partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or collaboration partners will conduct these activities successfully or do so within the timeframe we desire. Even if we (or our collaborators or collaboration partners) are successful in obtaining approval in one jurisdiction, we cannot assure you that we will obtain approval in any other jurisdictions. Failure to obtain approval for our product candidates in multiple jurisdictions will seriously harm our business.

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

The ability of the FDA and foreign regulatory authorities to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Further, even if such clinical trials are successfully completed, we cannot assure you that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans in the EU.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the indications for which we have product candidates, including wet AMD, DME, GA, cystic fibrosis lung disease, Fabry disease, X-linked retinitis pigmentosa ("XLRP"), and choroideremia. Certain of our competitors have commercially approved products for the treatment of the diseases that we are pursuing or may pursue in the future, including Regeneron, Roche, Sanofi, Takeda and Vertex. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to our product candidates. Companies that we are aware are developing therapeutics in the ophthalmology, cardiology and pulmonology disease areas include large companies with significant financial resources, such as Abbvie, Astellas, Novartis, Pfizer, Roche, Sanofi, Takeda and Vertex, and biopharmaceutical companies such as Adverum, Amicus, Apellis, Eyepoint Pharmaceuticals, Kodiak Sciences, Krystal, Ocular Therapeutix, REGENXBIO, Sangamo, and Spirovant. In addition to competition from other companies targeting ophthalmology, pulmonology, and cardiology any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

Any problems in our manufacturing process or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies, which could limit our access to additional attractive development programs. Problems in manufacturing processes or facilities also could restrict our ability to meet market demand for our products. Additionally, should our supply needs exceed our internal capabilities and supply agreements with other parties with whom we have manufacturing agreements be terminated for any reason, there are a limited number of manufacturers who would be suitable replacements, and it would take a significant amount of time to transition the manufacturing to an alternative manufacturing organization.

Delays in obtaining regulatory approval of our manufacturing process or disruptions in our manufacturing process may delay or disrupt our commercialization efforts.

Before we can begin to commercially manufacture our product candidates in third-party or our own facilities, we must obtain regulatory approval from the FDA to market our product using the manufacturing process and facility we proposed in our marketing application. In addition, we must successfully complete a pre-approval inspection of our manufacturing facility by the FDA before any of our product candidates can obtain marketing approval, if ever. In order to obtain approval of a BLA for our product candidates, we will need to ensure that all of our manufacturing processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop. Similar risks may exist in foreign jurisdictions.

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

Although we are in process of expanding internal manufacturing capabilities, we currently rely, and expect to continue to rely, on third parties for the production of some of our planned clinical trial and commercial materials and, therefore, we can control only certain aspects of their activities. The facilities used by us and our contract manufacturers to manufacture certain of our product candidates must be reviewed by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP or similar foreign requirements for manufacture of our products. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to obtain and/or maintain regulatory approval for our products as manufactured at their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future product candidates. Some of these events could be the basis for FDA or EU member state competent authority action, including injunction, recall, seizure or total or partial suspension of product manufacture.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations or similar foreign requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP or similar foreign requirements and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

We have received orphan drug designation in the United States for 4D-710 for the treatment of cystic fibrosis, 4D-110 for the treatment of choroideremia and for 4D-310 for the treatment of Fabry disease. In the EU, we have received orphan designation for 4D-125 for the treatment of patients with inherited retinal dystrophies due to defects in the RPGR gene, including XLRP, and for 4D-310 for the treatment of Fabry disease. Although we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. Orphan drug designation is granted by the European Commission (“EC”) based on a scientific opinion of the EMA’s Committee for Orphan Medicinal Products (“COMP”). A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

In addition, if a product receives the first FDA approval for the disease or condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for a disease or condition broader than the orphan designated disease or condition and may be lost if the FDA later determines that the request for designation was materially defective. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan (“PIP”). The European exclusivity period can be reduced to six years, if, at the end of the fifth year a medicine no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).

Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA and foreign regulatory authorities can subsequently approve the same drug with for the same condition if the FDA or foreign regulatory authorities concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

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

In the EU, 4D-150 was accepted onto the PRIority MEdicine (“PRIME”) scheme by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) for the treatment of wet AMD. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which was launched by the EMA in 2016 and provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target an unmet medical need. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

Product developers that benefit from PRIME designation may be eligible for accelerated assessment (in 150 days instead of 210 days), which may be granted for medicinal products of major interest from a public health perspective or that target an unmet medical need, but this is not guaranteed.

Receipt of these designations does not increase the likelihood that FDA or EC will approve 4D-150 for any indication. In addition, the FDA or foreign competent authorities may rescind the designations if they believe that the designation is no longer supported by data from our clinical development program.

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

Approval of a product candidate in the United States by the FDA or by the requisite regulatory agencies in any other jurisdiction does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions. The approval process varies among countries and may limit our or our collaborators’ ability to develop, manufacture, promote and sell product candidates internationally. Failure to obtain marketing approval in international jurisdictions would prevent the product candidates from being marketed outside of the jurisdictions in which regulatory approvals have been received. In order to market and sell product candidates in the EU and many other jurisdictions, we and our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may involve additional preclinical studies or clinical trials both before and after approval. In many countries, any product candidate for human use must be approved for reimbursement before it can be approved for sale in that country. In some cases, the intended price for such product is also subject to approval. Further, while regulatory approval of a product candidate in one country does not ensure approval in any other country, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. If we or our collaborators fail to comply with the regulatory requirements in international markets or to obtain all required marketing approvals, the target market for a particular potential product will be reduced, which would limit our ability to realize the full market potential for the product and seriously harm our business.

Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and to commercialize our product candidates and may affect the prices we may set.

In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the “ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private payors. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or judicial action in the United States, the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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
•
analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives; and
•
similar healthcare laws in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Our reliance on these third parties for research and development activities reduces our control over these activities, but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and to post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Similar risks may exist in foreign jurisdictions.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, we have three granted patents (U.S. patent nos. 11,136,557, 11,634,691 and 10,988,519) and four pending patent applications (U.S. patent application nos. 18/167,598, 17,468,290, 18/494,883 and 18/184,184), that were made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. U.S. patent nos. 11,136,557 and 11,634,691 were made with the support of U.C. Berkeley and relate to our A101 vector of our 4D-710 and 4D-725 product candidates. U.S. patent no. 10,988,519 was made with the support of University of Pennsylvania and relates to our short-form human complement factor H (sCFH) payload of our 4D-175 product candidate. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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

Our current licenses, and our future licenses, likely will impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from developing and commercializing our product candidates and proprietary technologies. Our business would be seriously harmed if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Furthermore, if any current or future licenses terminate, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical to ours. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of royalty obligations we would be required to pay on the sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in product candidates that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize any product candidates, we may be unable to achieve or maintain profitability.

If our trademarks and trade names, whether registered in the future or unregistered now, are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Any trademarks we may register in the future or any current registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names, to the extent any are registered, to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could seriously harm our business.

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

As of March 31, 2024, we had 171 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, clinical trial data, proprietary business information and personal information of our employees and contractors (collectively, “Confidential Information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. Despite the implementation of security measures, our internal information technology systems and those of our collaborators, future CROs and other contractors and consultants may be vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, denial or degradation of service attacks, and sophisticated nation-state and nation-state supported actors.

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We and our third party service providers and partners may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Our third party service providers and partners are also subject to these heightened risks. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. There can also be no assurance that our and our collaborators’, future CROs’ and other contractors’ and consultants’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

We and certain of our service providers have experienced certain cyberattacks and security incidents from time to time. Although to our knowledge we have not experienced any significant system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our Confidential Information or other similar disruptions. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of clinical trial data or personal data, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media, and other parties pursuant to privacy and security laws.

Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their information technology systems could also seriously harm our business. Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of Confidential Information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any applicable insurance policies.

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 60% of our outstanding common stock as of March 31, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2024, the following officers and directors, as defined in Rule 16a-1(f) adopted and terminated “Rule 10b5-1 trading arrangements,” as defined in Regulation S-K Item 408, as follows:

On January 4, 2024, Fariborz Kamal, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 15,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.

On March 19, 2024, Robert Kim, our Chief Medical Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 25,595 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until March 31, 2024, or earlier if all transactions under the trading arrangement were completed.

On March 19, 2024, Robert Kim, our Chief Medical Officer also adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 16,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2026, or earlier if all transactions under the trading arrangement are completed.

On March 21, 2024, David Kirn, our Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 200,000 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until November 29, 2024, or earlier if all transactions under the trading arrangement were completed.

On March 21, 2024, David Kirn, our Chief Executive Officer also adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 305,083 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 15, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 22, 2024, Jacob Chacko, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 32,500 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2025, or earlier if all transactions under the trading arrangement are completed.

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, has been formatted in Inline XBRL.				X

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

4D Molecular Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: May 9, 2024	By:	/s/ Uneek Mehra
Uneek Mehra
Chief Financial and Business Officer Principal Financial and Accounting Officer