Form 10-Q
period 2024-06-30
4D Molecular Therapeutics, Inc.
filed 2024-08-08
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 51,969,590 shares of 4D Molecular Therapeutics, Inc.'s common stock outstanding. This number does not include 3,583,476 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of August 2, 2024 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s public offering in February 2024. See Note 13, Common Stock Warrants, to the Registrant’s unaudited condensed financial statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$189,061	$249,108
Marketable securities	352,885	39,124
Prepaid expenses and other current assets	10,687	8,356
Total current assets	552,633	296,588
Marketable securities, long-term	35,715	10,954
Property and equipment, net	18,761	20,126
Operating lease right-of-use assets, net	10,688	11,539
Other assets	2,320	684
Total assets	$620,117	$339,891
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,431	$3,515
Accrued and other current liabilities	12,776	12,014
Deferred revenue	—	273
Operating lease liabilities, current portion	3,196	3,149
Total current liabilities	19,403	18,951
Deferred revenue, net of current portion	1,318	972
Derivative liability	382	369
Operating lease liabilities, long-term portion	10,460	11,522
Other liabilities	214	248
Total liabilities	31,777	32,062
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; 51,914,275 and 43,075,218 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in-capital	1,071,309	723,136
Accumulated other comprehensive gain (loss)	(293)	16
Accumulated deficit	(482,681)	(415,327)
Total stockholders’ equity	588,340	307,829
Total liabilities and stockholders’ equity	$620,117	$339,891

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Collaboration and license revenue	$5	$239	$33	$538
Operating expenses:
Research and development	31,860	23,584	59,727	46,002
General and administrative	10,601	8,791	20,898	16,777
Total operating expenses	42,461	32,375	80,625	62,779
Loss from operations	(42,456)	(32,136)	(80,592)	(62,241)
Other income (expense):
Interest income	7,548	2,512	13,293	3,955
Other income (expense), net	(45)	8	(55)	(12)
Total other income, net	7,503	2,520	13,238	3,943
Net loss	$(34,953)	$(29,616)	$(67,354)	$(58,298)
Net loss per share, basic and diluted	$(0.63)	$(0.77)	$(1.29)	$(1.63)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	55,282,754	38,335,219	52,277,369	35,661,995

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(34,953)	$(29,616)	$(67,354)	$(58,298)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(184)	615	(309)	1,541
Total comprehensive loss	$(35,137)	$(29,001)	$(67,663)	$(56,757)

The accompanying notes are an integral part of these unaudited condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders' Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	43,075,218	$4	$723,136	$16	$(415,327)	$307,829
Issuance of common stock upon exercise of stock options and vesting of RSUs	236,856	—	3,113	—	—	3,113
Issuance of common stock upon public offering, net of issuance costs - February / March 2024 Public Offering Sale	7,845,314	1	316,148	—	—	316,149
Stock-based compensation expense	—	—	5,974	—	—	5,974
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(125)	—	(125)
Net loss	—	—	—	—	(32,401)	(32,401)
Balances at March 31, 2024	51,157,388	$5	$1,048,393	$(109)	$(447,728)	$600,561
Issuance of common stock upon exercise of stock options and vesting of RSUs	81,290	—	850	—	—	850
Issuance of common stock upon ATM offering, net of issuance costs	585,938	—	15,263	—	—	15,263
Issuance of common stock - 2020 ESPP	89,659	—	707	—	—	707
Stock-based compensation expense	—	—	6,074	—	—	6,074
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(34,953)	(34,953)
Balances at June 30, 2024	51,914,275	$5	$1,071,309	$(293)	$(482,681)	$588,340

Continued on next page.

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

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(67,354)	$(58,298)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	12,048	9,190
Vesting of common stock warrants in return for services	44	44
Change in fair value of derivative liability	13	—
Depreciation and amortization	2,367	2,108
Amortization of right-of-use assets	851	732
Net amortization (accretion) of premium (discount) on marketable securities	(3,092)	(615)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,330)	(475)
Other assets	(1,636)	—
Accounts payable	(83)	614
Accrued and other liabilities	785	(2,239)
Deferred revenue	72	(538)
Operating lease liabilities	(1,016)	(494)
Net cash used in operating activities	(59,331)	(49,971)
Cash flows from investing activities
Purchases of marketable securities	(374,084)	(20,156)
Maturities of marketable securities	38,346	114,391
Acquisition of property and equipment	(1,059)	(1,817)
Net cash provided by (used in) investing activities	(336,797)	92,418
Cash flows from financing activities
Issuance of common stock upon the exercise of stock options and warrants	3,963	2,029
Issuance of common stock upon public offering, net of issuance costs	316,148	129,720
Issuance of common stock for the ATM offering program, net of issuance costs	15,263	9,647
Issuance of common stock - 2020 ESPP	707	658
Payment of offering costs	—	(329)
Payment of ATM costs	—	(212)
Net cash provided by financing activities	336,081	141,513
Net increase (decrease) in cash and cash equivalents	(60,047)	183,960
Cash and cash equivalents, beginning of period	249,108	52,351
Cash and cash equivalents, end of period	$189,061	$236,311
Supplemental disclosures of noncash investing and financing information
Unpaid offering costs	$—	$183
Purchases of property and equipment in accounts payable and accrued and other liabilities	$177	$312

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $482.7 million as of June 30, 2024. The Company believes that its cash and cash equivalents and marketable securities as of June 30, 2024 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these unaudited condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

The accompanying financial information for the three and six months ended June 30, 2024 and 2023 is unaudited. The unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2024 and December 31, 2023 and its results of operations and cash flows for the six months ended June 30, 2024 and 2023. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Due to the war in Ukraine, conflicts in the Middle East, rising interest rates and inflation, and the lingering impacts of the coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2024. While there was not a material impact to the Company’s unaudited condensed financial statements as of June 30, 2024, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the unaudited condensed financial statements in future reporting periods.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	0%	96%	0%	98%
Customer B	100%	*	100%	*
Total	100%	96%	100%	98%

* Less than 10%

The Company did not have accounts receivable from its partners in collaboration and license agreements as of June 30, 2024 and December 31, 2023.

The Company’s total revenue by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2024
Netherlands	$—	$230	$—	$525
United States	5	9	33	13
Total revenue	$5	$239	$33	$538

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

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	June 30, 2024
Assets
Money market funds	$146,308	$—	$—	$146,308
Certificates of deposit	—	69,677	—	69,677
Commercial paper	—	96,220	—	96,220
Corporate bonds	—	203,733	—	203,733
U.S. Treasuries	—	18,970	—	18,970
Total	$146,308	$388,600	$—	$534,908
Liabilities
Derivative liability	$—	$—	$382	$382
Total	$—	$—	$382	$382

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2023
Assets
Money market funds	$217,644	$—	$—	$217,644
Commercial paper	—	18,243	—	18,243
Corporate bonds	—	28,939	—	28,939
U.S. government sponsored agencies	—	2,896	—	2,896
Total	$217,644	$50,078	$—	$267,722
Liabilities
Derivative liability	$—	$—	$369	$369
Total	$—	$—	$369	$369

Level 3 Inputs

The fair value of the derivative liability is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a present value analysis with multiple scenarios. In determining the fair value of the derivative liability, the inputs impacting fair value include the change of control payment to Cystic Fibrosis Foundation (CFF), the probability of a change of control event, the product status at time of a change of control event and the discount rate. See Note 15 for further discussion on the embedded derivative.

There were no transfers between Level 1, 2 and 3 during the periods presented.

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument during the six months ended June 30, 2024 and 2023 (in thousands):

Derivative Liability
Balance as of December 31, 2023	$369
Change in fair value included in other income (expense), net	13
Balance as of June 30, 2024	$382

Derivative Liability
Balance as of December 31, 2022	$212
Change in fair value included in other income (expense), net	—
Balance as of June 30, 2023	$212

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2024
Short-term marketable securities:
Certificates of deposit	$69,674	$21	$(18)	$69,677
Commercial paper	95,009	8	(68)	94,949
Corporate bonds	169,491	10	(212)	169,289
U.S. Treasuries	18,977	—	(7)	18,970
Total short-term marketable securities	$353,151	$39	$(305)	$352,885
Long-term marketable securities:
Commercial paper	$1,275	$—	$(4)	$1,271
Corporate bonds	34,466	20	(42)	34,444
Total long-term marketable securities	$35,741	$20	$(46)	$35,715

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2023
Short-term marketable securities:
Commercial paper	$17,603	$1	$(26)	$17,578
Corporate bonds	18,641	12	(3)	18,650
U.S. government sponsored agencies	2,900	—	(4)	2,896
Total short-term marketable securities	$39,144	$13	$(33)	$39,124
Long-term marketable securities:
Commercial paper	$661	$4	$—	$665
Corporate bonds	10,257	32	—	10,289
Total long-term marketable securities	$10,918	$36	$—	$10,954

All marketable securities held as of June 30, 2024 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$304,777	$20,494
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	—	4,986
Aggregate fair value of marketable securities in unrealized gain position	83,823	24,598
Total marketable securities	$388,600	$50,078

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $13 thousand, as well as in aggregate, $350 thousand, as of June 30, 2024, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of June 30, 2024.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Machinery and equipment	$13,766	$12,996
Leasehold improvements	17,325	16,902
Furniture and fixtures	566	566
Office equipment	239	239
Computer equipment and software	866	805
Construction in progress	299	550
Total property and equipment	33,061	32,058
Less: Accumulated depreciation and amortization	(14,300)	(11,932)
Property and equipment, net	$18,761	$20,126

All property and equipment are maintained in the United States. Depreciation expense was $1.2 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and $2.4 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Payroll and related expenses	$5,494	$8,149
Accrued clinical and preclinical study costs	5,165	2,180
Consulting and professional	2,021	1,581
Other accrued expenses	96	104
Total accrued and other current liabilities	$12,776	$12,014

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
uniQure	$—	$230	$—	$525
CFF	5	9	33	13
Total revenue	$5	$239	$33	$538

Deferred revenue is summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
CFF	$1,318	$1,245
Total deferred revenue	$1,318	$1,245

The total amount of revenue in the six months ended June 30, 2024 which was included in deferred revenue at January 1, 2024 was zero. The total amount of revenue in the six months ended June 30, 2023 which was included in deferred revenue at January 1, 2023 was $0.5 million.

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

During each of the three and six months ended June 30, 2024, the Company recognized no revenue under both of the Amended uniQure Agreement and the Second uniQure Agreement. The Company recognized $0.2 million and $0.5 million during the three and six months ended June 30, 2023, respectively, under both of the Amended uniQure Agreement and the Second uniQure Agreement. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, deferred revenue relating to uniQure was zero and the aggregate amount of the transaction price allocated to the remaining performance obligation was zero.

Cystic Fibrosis Foundation (CFF)

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s CF research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with the CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of June 30, 2024 and December 31, 2023, the Company had achieved milestones totaling $1.8 million and $1.7 million, respectively, under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during each of the three and six months ended June 30, 2024 and 2023 was immaterial. As of June 30, 2024 and December 31, 2023, deferred revenue relating to the CFF Agreement was $1.3 million and $1.2 million, respectively. There were no accounts receivable from CFF under the CFF Agreement as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.3 million and $1.2 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next one to three years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 15 for further discussion of the embedded derivative.

Arbor Biotechnologies, Inc.

On December 20, 2023 (the “Effective Date”), the Company entered into a co-development and co-commercialization agreement (the “Arbor Agreement”) with Arbor Biotechnologies, Inc. (“Arbor”), pursuant to which the Company and Arbor agreed to co-develop and co-commercialize on a fifty-fifty cost-and-profit-sharing basis up to six genetic medicine products to treat central nervous system (“CNS”) indications, based on combining the Company’s CNS-targeting vectors and Arbor's Cas enzymes and Guide RNAs. The first product candidate under the Arbor Agreement will address a molecular target implicated in amyotrophic lateral sclerosis (ALS).

The Company will account for its costs related to the co-development and co-commercialization of product candidates under the Arbor Agreement as research and development expenses in the periods in which they are incurred. As of June 30, 2024, no Shared Product has been designated by the JSC (each as defined in the Arbor Agreement) under the Arbor Agreement, and no research and development expenses were incurred related to the Arbor Agreement during the three and six months ended June 30, 2024.

8. License Arrangements

Astellas Gene Therapies, Inc.

On July 5, 2023, the Company entered into a licensing agreement (the “License Agreement”) with Astellas Gene Therapies, Inc. (“AGT”), pursuant to which the Company granted to AGT a license to utilize its intravitreal R100 vector (“4D Vector”) to develop and commercialize licensed compounds and licensed products for one genetic target implicated in rare monogenic ophthalmic disease(s), with options to add up to two additional targets implicated in rare monogenic ophthalmic diseases after paying additional option exercise fees. Under the terms of the License Agreement, the Company has provided its 4D vector technology to AGT to deliver AGT's genetic payloads for the treatment of rare monogenic diseases. AGT will conduct all subsequent research, development, manufacturing, and commercialization activities. As partial consideration for the rights and licenses granted to AGT by the Company under this Agreement, AGT paid the Company an upfront amount of $20 million, which was received in July 2023. The Company may receive potential future option fees and milestones of up to $942.5 million. In addition, the Company is entitled to receive mid-single digit to double-digit, sub-teen royalties on net sales of all licensed products.

Under the License Agreement, the Company’s performance obligation is to grant and make available to AGT the Licensed IP and Licensed Know-How (each as defined in the License Agreement) with respect to the 4D Vector. In connection with the grant of the license, in July 2023, the Company delivered to AGT the Transferred Material (as defined in the License Agreement). As of June 30, 2024, there was no deferred revenue and no accounts receivable relating to the License Agreement.

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

As of June 30, 2024, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

The Company did not incur any expense under the provisions of the outstanding license agreements during each of the three and six months ended June 30, 2024 and 2023.

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

The 5980 Horton Street Building Lease is considered an operating lease under ASC 842 as it does not meet the criteria of a finance lease. As of June 30, 2024, the operating lease right-of-use asset and operating lease liability were $1.0 million and $1.2 million, respectively. As of December 31, 2023, the operating lease right-of-use asset and operating lease liability were $1.2 million and $1.4 million, respectively. The discount rate used to determine the lease liability was 7.5%.

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

In May 2019, the Company amended the second lease agreement executed in October 2018 to add additional office, manufacturing and laboratory space (the “2019 Expansion”). The amendment extended the term of the lease to December 31, 2029. The Company did not have to pay rent until December 2019. The lease agreement also included a tenant improvement allowance, which was increased to $2.3 million in February 2021 pursuant to a second amendment to the second lease agreement. The Company fully received the $2.3 million tenant improvement allowance in 2023. The tenant improvement allowance funds improvements to the additional office, manufacturing and laboratory space, which the Company has determined to be lessee owned. The allowance is treated as a reduction of lease payments used to measure the lease liability.

The 5858 Horton Street Building Lease and 2019 Expansion are considered operating leases under ASC 842 as they do not meet the criteria of a finance lease. As of June 30, 2024, the operating lease right-of-use asset and operating lease liability was $9.7 million and $12.5 million, respectively. As of December 31, 2023, the operating lease right-of-use asset and operating lease liability was $10.3 million and $13.2 million, respectively. The discount rate used to determine the lease liability was 7.8%.

In July 2024, the lease term for the 5858 Horton Street Building Lease and 2019 Expansion was extended for a period of 12 months and will expire on December 31, 2030. Neither of the leases include a general option for the Company to terminate the leases.

In July 2024, the Company entered into a lease for additional office and laboratory space in Emeryville, California (the "2024 Expansion") with a projected lease commencement date of September 1, 2024. The lease consists of approximately 32,038 square feet of office and laboratory space and has a lease term through December 31, 2030. Future minimum lease payments under the 2024 Expansion from its projected commencement date through lease expiration are approximately $13.2 million. As of June 30, 2024, the Company has not recorded a right-of-use asset or lease liability on its condensed balance sheets as the Company has not yet obtained control of the additional office and laboratory space.

Emeryville, California Warehouse Lease

In January 2024, the Company entered into a new lease for warehouse space in Emeryville, California (the “Warehouse Lease Agreement”), with a projected lease commencement date of August 31, 2024. The lease consists of approximately 7,800 square feet of warehouse space and has a lease term of five years and four months. Future minimum lease payments under the Warehouse Lease Agreement from its projected commencement date through lease expiration in the fourth quarter of 2029 are approximately $1.5 million. As of June 30, 2024, the Company has not recorded a right-of-use asset or lease liability on its condensed balance sheets as the Company has not yet obtained control of the warehouse space.

The following table summarizes the components of lease expense for the three and six months ended June 30, 2024 and 2023, which are included in operating expenses in the Company’s condensed statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$698	$698	$1,397	$1,397
Variable lease cost	354	311	707	622
Total	$1,052	$1,009	$2,104	$2,019

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

The following table summarizes supplemental information related to operating leases:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years):	5.2	5.7
Weighted-average discount rate:	7.8%	7.8%

The following table summarizes the maturities of lease liabilities as of June 30, 2024 (in thousands):

2024 (remaining six months)	$1,588
2025	3,244
2026	3,135
2027	2,810
2028	2,894
Thereafter	2,982
Total future minimum lease payments	16,653
Less: Amount representing interest	(2,997)
Present value of future minimum lease payments	13,656
Less: Current portion of operating lease liabilities	3,196
Long-term portion of operating lease liabilities	$10,460

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at June 30, 2024.

10. Income Taxes

For the three and six months ended June 30, 2024 and 2023, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

11. Common Stock

As of June 30, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

As of June 30, 2024 and December 31, 2023, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30, 2024	December 31, 2023
Issuance of common stock under the 2020 Equity Incentive Award Plan	2,332,657	524,078
Issuance of common stock under the 2020 Employee Stock Purchase Plan	273,375	313,034
Exercise of options issued and outstanding and future vesting of restricted stock units	8,450,290	8,423,481
Exercise of common stock warrants	3,637,145	53,669
Total common stock reserved for future issuance	14,693,467	9,314,262

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

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of June 30, 2024, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

12. Stock-based Compensation

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company's common stock may be issued upon the exercise of incentive stock options. On February 29, 2024, an additional 2,153,533 shares of common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of June 30, 2024 there were 1,997,052 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan. As of June 30, 2024, there were 335,605 shares available for grant under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of June 30, 2024, options to purchase 1,545,023 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

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

Restricted Stock Units

The Company has granted restricted stock unit (RSU) awards under the 2020 Equity Incentive Award Plan that vest over a period of four years. The following table summarizes the RSU activity for the six months ended June 30, 2024:

Number of Shares
Unvested balance at December 31, 2023	181,181
Issued	129,650
Vested	(21,963)
Canceled/Forfeited	(30,751)
Unvested balance at June 30, 2024	258,117

Stock Options

The following table summarizes the stock options activity for the six months ended June 30, 2024:

Number of Shares Underlying Outstanding Options
Balances at December 31, 2023	8,240,154
Options granted	434,500
Options exercised	(296,183)
Options expired	(8,837)
Options forfeited	(177,461)
Balances at June 30, 2024	8,192,173
Options exercisable at June 30, 2024	3,726,662
Options vested and expected to vest at June 30, 2024	8,192,173

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term	6.0 - 6.1 years	6.0 - 6.1 years	6.0 - 6.1 years	6.0 - 6.1 years
Expected volatility	84.9% - 85.4%	81.1% - 82.2%	81.4% - 85.4%	80.9% - 84.4%
Risk-free interest rate	4.4% - 4.5%	3.5% - 4.0%	3.9% - 4.5%	3.5% - 4.0%
Expected dividend yield	—%	—%	—%	—%

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$3,196	$2,678	$6,231	$5,148
General and administrative	2,877	2,291	5,817	4,042
Total stock-based compensation expense	$6,073	$4,969	$12,048	$9,190

13. Common Stock Warrants

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

In February 2024, the Company completed an underwritten public follow-on offering which included the sale of pre-funded warrants (the “Pre-funded Warrants”) to purchase 3,583,476 shares of the Company’s common stock at an offering price of $29.4999. The exercise price of each Pre-funded Warrant is $0.0001 per share, and each Pre-funded Warrant is exercisable from the date of issuance. The Pre-funded Warrants are classified as a component of stockholders’ equity within additional paid-in-capital. The Company valued the Pre-funded Warrants at issuance and recorded net proceeds of $99.4 million after deducting underwriters fees during the six months ended June 30, 2024 related to the sale of the Pre-funded Warrants.

There was no material expense related to the above warrant shares during each of the three and six months ended June 30, 2024 and 2023.

14. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(34,953)	$(29,616)	$(67,354)	$(58,298)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	55,282,754	38,335,219	52,277,369	35,661,995
Net loss per share, basic and diluted	$(0.63)	$(0.77)	$(1.29)	$(1.63)

In February 2024, the Company issued and sold Pre-funded Warrants to purchase 3,583,476 shares of common stock at a nominal exercise price of $0.0001 (see Note 13). The shares of common stock into which the Pre-funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Pre-funded Warrants are immediately exercisable upon their issuance date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2024	2023
Options issued and outstanding	8,192,173	6,422,876
Restricted stock units subject to future vesting	258,117	—
2020 ESPP	244,622	269,102
Common stock warrants	53,669	53,669
Total	8,748,581	6,745,647

15. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at June 30, 2024 and December 31, 2023), the probability of a change of control event, the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at June 30, 2024 and December 31, 2023) and the discount rate (15% at June 30, 2024 and December 31, 2023). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.4 million as of June 30, 2024 and December 31, 2023.

16. Related Party Transactions

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

During the three and six months ended June 30, 2024, the Company paid Reignite $0.4 million for research and development expenses. No option exercise fees were incurred during the three and six months ended June 30, 2024. As of June 30, 2024, no other amounts were due to Reignite under the Reignite Agreement.

17. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.4 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded contribution expenses of $0.8 million and $0.7 million, respectively.

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

 We have built a deep portfolio of genetic medicine product candidates, with three novel, highly targeted next generation AAV vectors currently in the clinic. This portfolio includes six product candidates in clinical trials: 4D-150 for the treatment of wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”), 4D-175 for geographic atrophy (“GA”), 4D-710 for the treatment of cystic fibrosis lung disease, 4D-310 for the treatment of Fabry disease cardiomyopathy, 4D-125 for the treatment of X-linked retinitis pigmentosa (“XLRP”) and 4D-110 for the treatment of choroideremia. In addition, we have one product candidate in preclinical development: 4D-725 for alpha-1 antitrypsin deficiency lung disease.

In July 2024, the U.S. Food and Drug Administration removed the clinical hold on the Phase 1/2 INGLAXA clinical trial in the United States for 4D-310 for the treatment of Fabry disease cardiomyopathy.

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

In March 2024, the underwriters exercised their option to purchase 1,259,299 additional shares of common stock resulting in net proceeds of $34.9 million, after deducting underwriting discounts and commissions.

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

Our net losses were $35.0 million and $29.6 million for the three months ended June 30, 2024 and 2023, respectively, and $67.4 million and $58.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $482.7 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue in August 2019. We began recognizing revenue related to uniQure in 2020 and recognized the remaining revenue under the agreement during the third quarter of 2023. We recognized revenue of $0.2 million and $0.5 million during the three and six months ended June 30, 2023, respectively, related to this agreement. See Note 7, Research and Collaboration Agreements, to our financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

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

At this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, and incur expenses associated with hiring additional personnel to support our research and development efforts. We have strengthened ophthalmology senior leadership team and announced formation of Ophthalmology Advisory Board, ahead of first Phase 3 clinical trial initiation for 4D-150 in wet AMD. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. See the section titled “Risk Factors” for additional risks regarding regulatory development and approval.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue
Collaboration and license revenue	$5	$239	$(234)	(98)%
Operating Expenses:
Research and development	31,860	23,584	8,276	35%
General and administrative	10,601	8,791	1,810	21%
Total operating expenses	42,461	32,375	10,086	31%
Loss from operations	(42,456)	(32,136)	(10,320)	32%
Other Income, Net	7,503	2,520	4,983	198%
Net loss	$(34,953)	$(29,616)	$(5,337)	18%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue
Collaboration and license revenue	$33	$538	$(505)	(94)%
Operating Expenses:
Research and development	59,727	46,002	13,725	30%
General and administrative	20,898	16,777	4,121	25%
Total operating expenses	80,625	62,779	17,846	28%
Loss from operations	(80,592)	(62,241)	(18,351)	29%
Other Income	13,238	3,943	9,295	236%
Net loss	$(67,354)	$(58,298)	$(9,056)	16%

Revenue

Revenue decreased by $0.2 million, or 98%, from the three months ended June 30, 2023 to the three months ended June 30, 2024, while revenue decreased by $0.5 million, or 94%, from the six months ended June 30, 2023 to the six months ended June 30, 2024. The decrease in revenue is due to revenue from uniQure that was fully earned in 2023 when the Company completed its performance obligation.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Research and development trials and consumables expenses	$14,162	$9,237	$4,925	53%
Payroll and personnel expenses	13,158	10,790	2,368	22%
Facilities and other research and development expenses	4,540	3,557	983	28%
Total research and development expenses	$31,860	$23,584	$8,276	35%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Research and development trials and consumables expenses	$25,781	$16,984	8,797	52%
Payroll and personnel expenses	25,591	21,887	3,704	17%
Other research and development expenses	8,355	7,131	1,224	17%
Total research and development expenses	$59,727	$46,002	$13,725	30%

Research and development expenses increased by $8.3 million, or 35%, from the three months ended June 30, 2023 to the three months ended June 30, 2024. The increase was primarily due to the following:

•
a $4.9 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $2.4 million increase in payroll and personnel expenses, including a $0.5 million increase in employee stock-based compensation, due to increased headcount of research and development personnel; and
•
a $1.0 million increase in facilities and other research and development expenses mainly due to higher consulting services and fixed assets depreciation.

Research and development expenses increased by $13.7 million, or 30%, from the six months ended June 30, 2023 to the six months ended June 30, 2024. The increase was primarily due to the following:

•
a $8.8 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $3.7 million increase in payroll and personnel expenses, including a $1.1 million increase in employee stock-based compensation, due to increased headcount of research and development personnel; and
•
a $1.2 million increase in facilities and other research and development expenses mainly due to higher consulting services and fixed assets depreciation.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million, or 21%, from the three months ended June 30, 2023 to the three months ended June 30, 2024. The increase was primarily due to:

•
a $1.2 million increase in payroll and personnel expenses due to increased headcount of general and administrative personnel;
•
a $1.1 million increase in facilities and other expenses mainly due to higher non-employee stock compensation expense, consulting services, software expenses and business taxes, which was partially offset by lower business insurance; and
•
a $0.5 million decrease in outside services.

General and administrative expenses increased by $4.1 million, or 25%, from the six months ended June 30, 2023 to the six months ended June 30, 2024. The increase was primarily due to:

•
a $2.9 million increase in payroll and personnel expenses, including a $1.2 million increase in employee stock-based compensation, due to increased headcount of general and administrative personnel;
•
a $1.9 million increase in facilities and other expenses mainly due to higher non-employee stock compensation expense, consulting services, software expenses, audit and tax fees and business taxes, which was partially offset by lower business insurance; and
•
a $0.7 million decrease in outside services.

Other Income, Net

Other income, net increased by $5.0 million, or 198%, from the three months ended June 30, 2023 to the three months ended June 30, 2024. It increased by $9.3 million, or 236%, from the six months ended June 30, 2023 to the six months ended June 30, 2024. The increase is attributable to higher balances of cash equivalents and marketable securities, and higher market yields on our cash equivalents and marketable securities.

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

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in April 2022 (the “S-3 Registration Statement”). In March 2022, we also entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the "2022 ATM Offering Program"). For the three and six months ended June 30, 2024, 585,938 shares of the Company's common stock had been sold pursuant to the Sales Agreement for net proceeds to the Company of $15.3 million, after deducting issuance costs.

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

In March 2024, the underwriters exercised their option and purchased 1,259,299 additional shares of common stock resulting in net proceeds of $34.9 million, after deducting underwriting discounts and commissions.

On May 31, 2024, we terminated the Sales Agreement and the 2022 ATM Offering Program pursuant to the terms of the Sales Agreement. In June 2024, we entered into a Sales Agreement (the “Leerink Sales

Agreement”) with Leerink Partners LLC (“Leerink”) as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that we filed with the SEC in February 2024 as an “at-the-market” offering under the Securities Act (the "2024 ATM Offering Program"). For the three and six months ended June 30, 2024, no shares had been sold pursuant to the Leerink Sales Agreement.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $577.7 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $482.7 million as of June 30, 2024. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(59,331)	$(49,971)
Net cash provided by (used in) investing activities	(336,797)	92,418
Net cash provided by financing activities	336,081	141,513
Net increase (decrease) in cash and cash equivalents	$(60,047)	$183,960

Net Cash Used in Operating Activities

Net cash used in operating activities was $59.3 million for the six months ended June 30, 2024. This was primarily due to the net loss of $67.4 million, adjusted for noncash charges of $12.2 million and net changes in operating assets and liabilities of $4.2 million. Noncash charges included $12.0 million of stock-based compensation expense, $2.4 million of depreciation and amortization and $0.9 million for the amortization of operating lease right-of-use assets, offset by $3.1 million net amortization/accretion of premium/discount on marketable securities. Net changes in operating assets and liabilities included a $1.0 million decrease in operating lease liabilities, a $0.1 million decrease in accounts payables, a $2.3 million increase in prepaid expenses and other current assets and a $1.6 million increase in other assets, offset by a $0.8 million increase in accrued and other liabilities and a $0.1 million increase in deferred revenue.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $336.8 million for the six months ended June 30, 2024. This was due to purchases of marketable securities of $374.1 million and purchases of property and equipment of $1.0 million, offset by $38.3 million in maturities of marketable securities.

Net cash provided by investing activities was $92.4 million for the six months ended June 30, 2023. This was due to $114.4 million in maturities of marketable securities, offset by purchases of marketable securities of $20.2 million and purchases of property and equipment of $1.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $336.1 million for the six months ended June 30, 2024. This was primarily due to proceeds from the issuance of common stock upon public offering, net of issuance costs, of $316.1 million, proceeds from the issuance of common stock from the 2022 ATM Offering Program of $15.3 million, proceeds from the issuance of common stock from the exercise of stock options and warrants of $4.0 million and proceeds from the issuance of common stock from ESPP purchases of $0.7 million.

Net cash provided by financing activities was $141.5 million for the six months ended June 30, 2023. This was primarily due to proceeds from the issuance of common stock upon public offering of $129.7 million, proceeds from the issuance of common stock from the 2022 ATM Offering Program of $9.6 million, proceeds from the issuance of common stock from the exercise of stock options of $2.0 million, and proceeds from the issuance of common stock from ESPP purchases of $0.7 million, offset by payments of public offering costs of $0.3 million and ATM costs of $0.2 million.

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

As of June 30, 2024, our principal commitments consisted of obligations under our operating leases for our headquarters. Please see Note 9, Commitments and Contingencies, to our unaudited condensed financial statements included elsewhere in this report for further details.

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

During the three and six months ended June 30, 2024, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2024, we had cash and cash equivalents and marketable securities of $577.7 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $35.0 million and $29.6 million for the three months ended June 30, 2024 and 2023, respectively, and $67.4 million and $58.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $482.7 million.

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
•
defend against any product liability claims or other lawsuits related to our products; and
•
experience delays in our preclinical studies and clinical trials, whether current or planned, due to pandemics or public health emergencies (including, for example, the novel coronavirus (“COVID-19”) pandemic).

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

As of June 30, 2024, we had $577.7 million in cash and cash equivalents and marketable securities.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will allow us to fund our planned operations for at least one year from the date of the issuance of the financial statements included in this Quarterly Report on Form 10-Q.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted if global economic conditions continue to worsen as a result of volatility in credit and financial markets (including due to increased interest rates and high inflation rates) and to product supply chains. If adequate funds are not available to us on a timely basis, we may be required to:

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

If any serious adverse events occur, clinical trials or commercial distribution of any product candidates or products we develop alone or with collaborators could be suspended or terminated, and our business could be seriously harmed. Treatment-related side effects could also affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us or our collaborators to cease further development of, deny approval of, or require us to cease selling any product candidates or products for any or all targeted indications. If we or our collaborators elect, or are required, to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidates or products may be harmed, and our ability to generate product revenue from them or other product candidates that we develop may be delayed or eliminated. Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

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

Public health crises, such as pandemics or similar outbreaks, could result in public health guidance measures, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines could be negatively affected by such pandemics, any public health orders or measures implemented in response to such pandemics, or residual effects thereof, which could seriously harm our business. Further, in response to COVID-19 health guidance measures, we implemented a work-from-home policy for all staff members excluding those working in certain laboratory and manufacturing functions and those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise seriously harm our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories will be delayed.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the indications for which we have product candidates, including wet AMD, DME, GA, cystic fibrosis lung disease, Fabry disease, X-linked retinitis pigmentosa ("XLRP"), and choroideremia. Certain of our competitors have commercially approved products for the treatment of the diseases that we are pursuing or may pursue in the future, including Regeneron, Roche, Sanofi, Takeda and Vertex. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to our product candidates. Companies that we are aware are developing therapeutics in the ophthalmology, cardiology and pulmonology disease areas include large companies with significant financial resources, such as Abbvie, Astellas, Novartis, Opthea, Outlook, Pfizer, Roche, Sanofi, Takeda and Vertex, and biopharmaceutical companies such as Adverum, Amicus, Apellis, Eyepoint Pharmaceuticals, Kodiak Sciences, Krystal, Ocular Therapeutix, REGENXBIO, Sangamo, and Spirovant. In addition to competition from other companies targeting ophthalmology, pulmonology, and cardiology any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

Although we are in process of expanding internal manufacturing capabilities, we currently rely, and expect to continue to rely, on third parties for the production of some of our planned clinical trial drugs and commercial drug materials and, therefore, we can control only certain aspects of their activities. The facilities used by us and our contract manufacturers to manufacture certain of our product candidates must be reviewed by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP or similar foreign requirements for manufacture of our products. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to obtain and/or maintain regulatory approval for our products as manufactured at their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

In the EU, 4D-150 was accepted into the PRIority MEdicine (“PRIME”) scheme by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) for the treatment of wet AMD. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which was launched by the EMA in 2016 and provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target an unmet medical need. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

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

We have obtained a rare pediatric disease designation for 4D-710, however, there is no guarantee that FDA approval of 4D-710 will result in issuance of a priority review voucher.

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

Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers, regardless of any rare pediatric disease designation, unless the program is reauthorized by Congress.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, we have three granted patents (U.S. patent nos. 11,136,557, 11,634,691 and 10,988,519) and five pending patent applications (U.S. patent application nos. 18/167,598, 17,468,290, 18/167,598, 18/494,883 and 18/184,184), that were made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. U.S. patent nos. 11,136,557 and 11,634,691 were made with the support of U.C. Berkeley and relate to our A101 vector of our 4D-710 and 4D-725 product candidates. U.S. patent no. 10,988,519 was made with the support of University of Pennsylvania and relates to our short-form human complement factor H (sCFH) payload of our 4D-175 product candidate. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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

As of June 30, 2024, we had 201 full-time employees. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from factors such as increased inflation or closure of or liquidity issues at financial institutions (including, for example, Silicon Valley Bank) or other macro factors such as a pandemic or geopolitical tensions could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant undertaking, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the Data Privacy Framework (DPF), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Further, the stock market in general has been highly volatile due to macroeconomic factors such as higher inflation and increased interest rates and political uncertainty in the United States. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Since the completion of our initial public offering in December 2020, the price of our common stock has been volatile, and we expect such volatility to continue. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 55% of our outstanding common stock as of June 30, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Unfavorable conditions in the global economy caused by global political unrest or conflicts, including the ongoing conflict between Russia and Ukraine and in Israel and Gaza, may exacerbate certain risks we face.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

1.1	Sales Agreement, dated June 7, 2024, by and between the Company and Leerink Partners LLC	8-K	6/7/24	1.1

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	11/22/23	3.1

4.1	Description of Securities of the Registrant.	10-K	3/15/23	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Form of Pre-Funded Warrant	8-K	2/9/2024	4.1

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2024, has been formatted in Inline XBRL.				X

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

4D Molecular Therapeutics, Inc.

Date: August 8, 2024	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: August 8, 2024	By:	/s/ Uneek Mehra
Uneek Mehra
Chief Financial and Business Officer Principal Financial and Accounting Officer