Form 10-Q
period 2024-09-30
4D Molecular Therapeutics, Inc.
filed 2024-11-13
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 46,227,709 shares of 4D Molecular Therapeutics, Inc.’s common stock outstanding. This number does not include 3,583,476 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of November 12, 2024 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s public offering in February 2024. See Note 13, Common Stock Warrants, to the Registrant’s condensed financial statements. Additionally, this number does not include 5,775,000 shares of our common stock issuable upon the exercise of pre-funded warrants outstanding as of November 12, 2024 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) issued in exchange for 5,775,000 shares of our common stock in November 2024. See Note 18, Subsequent Events, to the Registrant’s condensed financial statements.

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

•
the potential effects of public health emergencies to our preclinical and clinical programs and our business;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$187,539	$249,108
Marketable securities	314,353	39,124
Prepaid expenses and other current assets	8,865	8,356
Total current assets	510,757	296,588
Marketable securities, long-term	48,779	10,954
Property and equipment, net	19,866	20,126
Operating lease right-of-use assets, net	21,762	11,539
Other assets	2,864	684
Total assets	$604,028	$339,891
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,924	$3,515
Accrued and other current liabilities	21,415	12,014
Deferred revenue	35	273
Operating lease liabilities, current portion	5,091	3,149
Total current liabilities	29,465	18,951
Deferred revenue, net of current portion	1,280	972
Derivative liability	396	369
Operating lease liabilities, long-term portion	19,743	11,522
Other liabilities	196	248
Total liabilities	51,080	32,062
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at September 30, 2024 and December 31, 2023; 51,996,639 and 43,075,218 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in-capital	1,078,388	723,136
Accumulated other comprehensive gain	1,079	16
Accumulated deficit	(526,524)	(415,327)
Total stockholders’ equity	552,948	307,829
Total liabilities and stockholders’ equity	$604,028	$339,891

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Collaboration and license revenue	$3	$20,204	$36	$20,742
Operating expenses:
Research and development	38,484	25,066	98,212	71,068
General and administrative	12,651	9,112	33,548	25,889
Total operating expenses	51,135	34,178	131,760	96,957
Loss from operations	(51,132)	(13,974)	(131,724)	(76,215)
Other income (expense):
Interest income	7,290	3,876	20,583	7,831
Other income (expense), net	(1)	(158)	(56)	(170)
Total other income, net	7,289	3,718	20,527	7,661
Net loss	$(43,843)	$(10,256)	$(111,197)	$(68,554)
Net loss per share, basic and diluted	$(0.79)	$(0.24)	$(2.08)	$(1.81)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	55,554,476	42,256,629	53,377,712	37,884,363

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(43,843)	$(10,256)	$(111,197)	$(68,554)
Other comprehensive loss:
Net unrealized gain on marketable securities	1,372	189	1,063	1,730
Total comprehensive loss	$(42,471)	$(10,067)	$(110,134)	$(66,824)

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2023	43,075,218	$4	$723,136	$16	$(415,327)	$307,829
Issuance of common stock upon exercise of stock options and vesting of RSUs	236,856	—	3,113	—	—	3,113
Issuance of common stock upon public offering, net of issuance costs - February / March 2024 Public Offering Sale	7,845,314	1	316,148	—	—	316,149
Stock-based compensation expense	—	—	5,974	—	—	5,974
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(125)	—	(125)
Net loss	—	—	—	—	(32,401)	(32,401)
Balances at March 31, 2024	51,157,388	$5	$1,048,393	$(109)	$(447,728)	$600,561
Issuance of common stock upon exercise of stock options and vesting of RSUs	81,290	—	850	—	—	850
Issuance of common stock upon ATM offering, net of issuance costs	585,938	—	15,263	—	—	15,263
Issuance of common stock - 2020 ESPP	89,659	—	707	—	—	707
Stock-based compensation expense	—	—	6,074	—	—	6,074
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(34,953)	(34,953)
Balances at June 30, 2024	51,914,275	$5	$1,071,309	$(293)	$(482,681)	$588,340
Issuance of common stock upon exercise of stock options and vesting of RSUs	82,364	—	567	—	—	567
Stock-based compensation expense	—	—	6,490	—	—	6,490
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized gain on marketable securities	—	—	—	1,372	—	1,372
Net loss	—	—	—	—	(43,843)	(43,843)
Balances at September 30, 2024	51,996,639	$5	$1,078,388	$1,079	$(526,524)	$552,948

Continued on next page.

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

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

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(111,197)	$(68,554)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	18,538	13,752
Vesting of common stock warrants in return for services	66	66
Change in fair value of derivative liability	27	157
Depreciation and amortization	3,557	3,102
Amortization of right-of-use assets	1,364	1,134
Net amortization (accretion) of premium (discount) on marketable securities	(5,332)	(765)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(508)	(1,622)
Other assets	(2,181)	(69)
Accounts payable	(591)	1,984
Accrued and other liabilities	8,890	1,374
Deferred revenue	69	(734)
Operating lease liabilities	(1,424)	(967)
Net cash used in operating activities	(88,722)	(51,142)
Cash flows from investing activities
Purchases of marketable securities	(409,874)	(20,156)
Maturities of marketable securities	103,215	144,777
Acquisition of property and equipment	(2,837)	(2,222)
Net cash provided by (used in) investing activities	(309,496)	122,399
Cash flows from financing activities
Issuance of common stock upon the exercise of stock options and warrants	4,530	3,069
Issuance of common stock upon public offering, net of issuance costs	316,149	129,208
Issuance of common stock for the ATM offering program, net of issuance costs	15,263	19,135
Issuance of common stock - 2020 ESPP	707	658
Net cash provided by financing activities	336,649	152,070
Net increase (decrease) in cash and cash equivalents	(61,569)	223,327
Cash and cash equivalents, beginning of period	249,108	52,351
Cash and cash equivalents, end of period	$187,539	$275,678
Supplemental disclosures of noncash investing and financing information
Deferred ATM costs reclassification	$—	$468
Purchases of property and equipment in accounts payable and accrued and other liabilities	$694	$345
Right-of-use assets obtained in exchange for lease obligations	$11,587	$—

The accompanying notes are an integral part of condensed financial statements.

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

2021 Follow On Public Offering

In November 2021, the Company completed an underwritten public offering (“2021 Offering”) in which 4,750,000 shares of the Company's common stock were sold at an offering price of $25.00 per share pursuant to an effective Registration Statement on Form S-1. The net proceeds from the 2021 Offering were $111.1 million, after deducting underwriting discounts and commissions and offering expenses.

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $526.5 million as of September 30, 2024. The Company believes that its cash and cash equivalents and marketable securities as of September 30, 2024 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

The accompanying financial information for the three and nine months ended September 30, 2024 and 2023 is unaudited. The condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2024, and its results of operations and cash flows for the nine months ended September 30, 2024 and 2023. The condensed balance sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Use of Estimates and Judgments

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses; and disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates include the determination of useful lives for property and equipment, the contract term, transaction price and costs of collaboration agreements, stock options and the derivative instrument and income tax uncertainties. Actual results could differ from those estimates.

Due to the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates and inflation, natural disasters and pandemics, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2024. While there was not a material impact to the Company’s condensed financial statements as of September 30, 2024, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the condensed financial statements in future reporting periods.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Customer A	100%	*	100%	*
Customer B	0%	99%	0%	96%
Total	100%	99%	100%	96%

* Less than 10%

The Company did not have accounts receivable from its partners in collaboration and license agreements as of September 30, 2024 and December 31, 2023.

The Company’s total revenue by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2024
Netherlands	$—	$41	$—	$566
United States	3	20,163	36	20,176
Total revenue	$3	$20,204	$36	$20,742

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures. ASU No. 2023-07 is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and must be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption to have a material impact on the Company’s financial statements and the related notes thereto.

In December 2023, the Financial Accounting Standards Board issued ASU No. 2023-09, Improvements to Income Tax Disclosures. The final guidance adds clarifications related to the presentation of rate reconciliation for public business entities and definitions of specific categories in rate reconciliation. These amendments are effective for public business entities for annual periods beginning after December 15, 2024. For other entities, amendments are effective for annual periods beginning after December 15, 2025. The Company expects to make additional disclosures for income taxes upon adoption of ASU No. 2023-09.

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	September 30, 2024
Assets
Money market funds	$160,546	$—	$—	$160,546
Certificates of deposit	—	55,872	—	55,872
Commercial paper	—	86,712	—	86,712
Corporate bonds	—	213,848	—	213,848
U.S. Treasuries	—	6,700	—	6,700
Total	$160,546	$363,132	$—	$523,678
Liabilities
Derivative liability	$—	$—	$396	$396
Total	$—	$—	$396	$396

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2023
Assets
Money market funds	$217,644	$—	$—	$217,644
Commercial paper	—	18,243	—	18,243
Corporate bonds	—	28,939	—	28,939
U.S. government sponsored agencies	—	2,896	—	2,896
Total	$217,644	$50,078	$—	$267,722
Liabilities
Derivative liability	$—	$—	$369	$369
Total	$—	$—	$369	$369

Level 3 Inputs

The fair value of the derivative liability is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a present value analysis with multiple scenarios. In determining the fair value of the derivative liability, the inputs impacting fair value include the change of control payment to Cystic Fibrosis Foundation, the probability of a change of control event, the product status at time of a change of control event and the discount rate. See Note 15 for further discussion on the embedded derivative.

There were no transfers between Level 1, 2 and 3 during the periods presented.

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument during the nine months ended September 30, 2024 and 2023 (in thousands):

Derivative Liability
Balance as of December 31, 2023	$369
Change in fair value included in other income (expense), net	27
Balance as of September 30, 2024	$396

Derivative Liability
Balance as of December 31, 2022	$212
Change in fair value included in other income (expense), net	157
Balance as of September 30, 2023	$369

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2024
Short-term marketable securities:
Certificates of deposit	$55,750	$122	$—	$55,872
Commercial paper	85,276	134	(1)	85,409
Corporate bonds	166,012	366	(6)	166,372
U.S. Treasuries	6,679	21	—	6,700
Total short-term marketable securities	$313,717	$643	$(7)	$314,353
Long-term marketable securities:
Commercial paper	$1,289	$14	$—	$1,303
Corporate bonds	47,047	431	(2)	47,476
Total long-term marketable securities	$48,336	$445	$(2)	$48,779

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2023
Short-term marketable securities:
Commercial paper	$17,603	$1	$(26)	$17,578
Corporate bonds	18,641	12	(3)	18,650
U.S. government sponsored agencies	2,900	—	(4)	2,896
Total short-term marketable securities	$39,144	$13	$(33)	$39,124
Long-term marketable securities:
Commercial paper	$661	$4	$—	$665
Corporate bonds	10,257	32	—	10,289
Total long-term marketable securities	$10,918	$36	$—	$10,954

All marketable securities held as of September 30, 2024 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$23,828	$20,494
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	—	4,986
Aggregate fair value of marketable securities in unrealized gain position	339,304	24,598
Total marketable securities	$363,132	$50,078

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $3 thousand, as well as in aggregate, $9 thousand, as of September 30, 2024, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of September 30, 2024.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Machinery and equipment	$14,218	$12,996
Leasehold improvements	17,325	16,902
Furniture and fixtures	637	566
Office equipment	239	239
Computer equipment and software	920	805
Construction in progress	2,017	550
Total property and equipment	35,356	32,058
Less: Accumulated depreciation and amortization	(15,490)	(11,932)
Property and equipment, net	$19,866	$20,126

All property and equipment are maintained in the United States. Depreciation expense was $1.2 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $3.6 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Payroll and related expenses	$9,606	$8,149
Accrued clinical and preclinical study costs	9,402	2,180
Consulting and professional	2,282	1,581
Other accrued expenses	125	104
Total accrued and other current liabilities	$21,415	$12,014

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
uniQure	$—	$41	$—	$566
CFF	3	155	36	168
Astellas	—	20,008	—	20,008
Total revenue	$3	$20,204	$36	$20,742

Deferred revenue is summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
CFF	$1,315	$1,245
Total deferred revenue	$1,315	$1,245

The total amount of revenue in the nine months ended September 30, 2024 which was included in deferred revenue at January 1, 2024 was immaterial. The total amount of revenue in the nine months ended September 30, 2023 which was included in deferred revenue at January 1, 2023 was $0.7 million.

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

Neither party was required to pay monetary consideration in connection with the execution of the Amended uniQure Agreement or the Second uniQure Agreement or for subsequent performance by the parties under those agreements, notwithstanding the potential future royalty and sublicense consideration described above. The fair value of the non-monetary consideration given by uniQure to the Company, for the intellectual property right was $5.1 million. This intellectual property right was considered to be an in-process research and development asset with no alternative future use and, accordingly, was written off as acquired in-process research and development expense in the year ended December 31, 2019.

In accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, the incremental transaction price described in the paragraph above was recorded as deferred revenue given that the Company identified one single combined performance obligation, which includes the licenses to the New Variants, research services and participation in the joint steering committee (“JSC”). Revenue is being recognized using the input method based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation. The Company completed its performance obligation during the third quarter of 2023 and the deferred revenue was recognized as revenue in the same period.

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

During each of the three and nine months ended September 30, 2024, the Company recognized no revenue under both of the Amended uniQure Agreement and the Second uniQure Agreement. The Company recognized an immaterial amount and $0.6 million during the three and nine months ended September 30, 2023, respectively, under both of the Amended uniQure Agreement and the Second uniQure Agreement. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, deferred revenue relating to uniQure was zero and the aggregate amount of the transaction price allocated to the remaining performance obligation was zero.

Cystic Fibrosis Foundation (“CFF”)

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s cystic fibrosis research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under ASC Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of September 30, 2024 and December 31, 2023, the Company had achieved milestones totaling $1.8 million and $1.7 million, respectively, under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during each of the three and nine months ended September 30, 2024 was immaterial, while revenue recognized for each of the three and nine months ended September 30, 2023 was $0.2 million. As of September 30, 2024 and December 31, 2023, deferred revenue relating to the CFF Agreement was $1.3 million and $1.2 million, respectively. There were no accounts receivable from CFF under the CFF Agreement as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.3 million and $1.2 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next one to three years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 15 for further discussion of the embedded derivative.

Arbor Biotechnologies, Inc.

On December 20, 2023, the Company entered into a co-development and co-commercialization agreement (the “Arbor Agreement”) with Arbor Biotechnologies, Inc. (“Arbor”), pursuant to which the Company and Arbor agreed to co-develop and co-commercialize on a fifty-fifty cost-and-profit-sharing basis up to six genetic medicine products to treat central nervous system (“CNS”) indications, based on combining the Company’s CNS-targeting vectors and Arbor’s Cas enzymes and Guide RNAs. The first product candidate under the Arbor Agreement will address a molecular target implicated in amyotrophic lateral sclerosis.

The Company will account for its costs related to the co-development and co-commercialization of product candidates under the Arbor Agreement as research and development expenses in the periods in which they are incurred. As of September 30, 2024, no Shared Product has been designated by the JSC (each as defined in the Arbor Agreement) under the Arbor Agreement, and no research and development expenses were incurred related to the Arbor Agreement during the three and nine months ended September 30, 2024.

8. License Arrangements

Astellas Gene Therapies, Inc.

On July 5, 2023, the Company entered into a licensing agreement (the “Astellas License Agreement”) with Astellas Gene Therapies, Inc. (“AGT”), pursuant to which the Company granted to AGT a license to utilize its intravitreal R100 vector (“4D Vector”) to develop and commercialize licensed compounds and licensed products for one genetic target implicated in rare monogenic ophthalmic disease(s), with options to add up to two additional targets implicated in rare monogenic ophthalmic diseases after paying additional option exercise fees. Under the terms of the Astellas License Agreement, the Company has provided its 4D vector technology to AGT to deliver AGT’s genetic payloads for the treatment of rare monogenic diseases. AGT will conduct all subsequent research, development, manufacturing, and commercialization activities. As partial consideration for the rights and licenses granted to AGT by the Company under this Astellas License Agreement, AGT paid the Company an upfront amount of $20 million, which was received in July 2023. The Company may receive potential future option fees and milestones of up to $942.5 million. In addition, the Company is entitled to receive mid-single digit to double-digit, sub-teen royalties on net sales of all licensed products.

Under the Astellas License Agreement, the Company’s performance obligation is to grant and make available to AGT the Licensed IP and Licensed Know-How (each as defined in the Astellas License Agreement) with respect to the 4D Vector. In connection with the grant of the license, in July 2023, the Company delivered to AGT the Transferred Material (as defined in the Astellas License Agreement). As of September 30, 2024, there was no deferred revenue and no accounts receivable relating to the Astellas License Agreement.

Aevitas Therapeutics, Inc. and The Trustees of the University of Pennsylvania

On April 21, 2023, the Company entered into an agreement (the “Aevitas Agreement”) with Aevitas Therapeutics, Inc. (“Aevitas”), pursuant to which the Company acquired all of Aevitas’ worldwide rights to short-form human complement factor H (sCFH), which the Company plans to use for its 4D-175 product candidate research program. The asset purchase was accounted for as an asset acquisition. As consideration for the Aevitas Agreement, the Company shall pay Aevitas up to approximately $144 million in cash upon certain late-stage development, regulatory and sales milestones being achieved plus royalties in the low single digits range on sales of 4D-175. In addition, as part of the Aevitas Agreement, the Company was assigned a License Agreement for sCFH with the Trustees of the University of Pennsylvania, under which the Company shall pay the University of Pennsylvania up to approximately $42 million in cash upon certain late-stage development, regulatory and sales milestones being achieved plus royalties in the low single digits range on sales of 4D-175. No upfront consideration was paid under the Aevitas Agreement.

As of September 30, 2024, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

In addition, the Company is obligated to make certain contingent payments including (i) development milestones up to $3.1 million, (ii) low single digit royalties on the net sales of its developed products that consist of a minimum annual royalty of up to $0.1 million per year for the term of the agreement beginning in the first calendar year after the year in which net sales first occurred, and (iii) sublicense consideration in the mid-teens to the mid-twenties-range on any future sublicensing arrangements the Company may enter into with third-party licensees.

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

The Company did not incur any expense under the provisions of the outstanding license agreements during each of the three and nine months ended September 30, 2024 and 2023.

9. Commitments and Contingencies

The Company’s lease obligations relate primarily to leased office, laboratory and warehouse facilities under noncancelable operating leases.

Operating Lease Commitments

5980 Horton Street Building Lease

In May 2015, the Company executed a lease agreement (the “5980 Horton Lease”) for office and laboratory space in Emeryville, California. The 5980 Horton Lease, as amended, expires in August 2026.

As of September 30, 2024, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.9 million and $1.1 million, respectively. As of December 31, 2023, the right-of-use asset and lease liability related to the 5980 Horton Lease were $1.2 million and $1.4 million, respectively.

5858 Horton Street Lease and Expansion

In October 2018, the Company executed a lease agreement (the “5858 Horton Lease”) for office and laboratory facilities in Emeryville, California. The 5858 Horton Lease, as amended in 2019, 2021 and 2022, consists of approximately 40,802 square feet of space and has a lease term through December 31, 2029. In July 2024, the Company extended the term of the 5858 Horton Lease for a period of twelve months to December 31, 2030. In accordance with ASC Topic 842, Leases, the Company accounted for the extension as a modification and remeasured the lease liability based on the new lease term and an updated, estimated incremental borrowing rate of 10.75%. The modification resulted in an increase to the lease liability of $0.8 million and a corresponding increase to the carrying value of the right-of-use asset. No gain or loss was recognized upon the modification. As of September 30, 2024, the right-of-use asset and lease liability related to the 5858 Horton Lease was $10.2 million and $12.9 million, respectively. As of December 31, 2023, the right-of-use asset and lease liability related to the 5858 Horton Lease were $10.3 million and $13.2 million, respectively.

In July 2024, the Company also entered into a lease agreement for additional office and laboratory space in Emeryville, California (the “5858 Horton Expansion Lease”). The 5858 Horton Expansion Lease consists of approximately 32,038 square feet of space and commenced on September 1, 2024 and has a lease term through December 31, 2030. As of September 30, 2024, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $9.2 million and $9.4 million, respectively. The discount rate used to measure the lease liability was 11.02%.

Emeryville Warehouse Lease

In January 2024, the Company entered into a lease agreement for warehouse space in Emeryville, California (the “Warehouse Lease”). The Warehouse Lease commenced on August 1, 2024. The Warehouse Lease consists of approximately 7,800 square feet of warehouse space and has a lease term through December 31, 2029. As of September 30, 2024, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.5 million. The discount rate used to measure the lease liability related to the Warehouse Lease was 10.69%.

The following table summarizes the components of lease expense for the three and nine months ended September 30, 2024 and 2023, which are included in operating expenses in the Company’s condensed statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$955	$698	$2,352	$2,095
Variable lease cost	455	311	1,268	933
Total	$1,410	$1,009	$3,620	$3,028

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $2.4 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes supplemental information related to operating leases:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years):	6.0	5.7
Weighted-average discount rate:	10.7%	7.8%

The following table summarizes the maturities of lease liabilities as of September 30, 2024 (in thousands):

2024 (remaining three months)	$883
2025	5,638
2026	5,601
2027	5,350
2028	5,510
Thereafter	11,130
Total future minimum lease payments	34,112
Less: Amount representing interest	(9,278)
Present value of future minimum lease payments	24,834
Less: Current portion of operating lease liabilities	5,091
Long-term portion of operating lease liabilities	$19,743

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at September 30, 2024.

10. Income Taxes

For the three and nine months ended September 30, 2024 and 2023, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

11. Common Stock

As of September 30, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

As of September 30, 2024 and December 31, 2023, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30, 2024	December 31, 2023
Issuance of common stock under the 2020 Equity Incentive Award Plan	1,546,593	524,078
Issuance of common stock under the 2020 Employee Stock Purchase Plan	273,375	313,034
Exercise of options issued and outstanding and future vesting of restricted stock units	9,153,990	8,423,481
Exercise of common stock warrants	3,637,145	53,669
Total common stock reserved for future issuance	14,611,103	9,314,262

Funding Agreement with CFF — In April 2020, CFF made a $10.0 million investment in the Company’s Series C redeemable convertible preferred stock financing. In return for the investment, CFF received shares of Series C redeemable convertible preferred stock, and the Company and CFF entered into a Funding Agreement (the “Funding Agreement”). Pursuant to the terms of the Funding Agreement, except in the event of a technical failure, the $10.0 million received from CFF will be used to advance the development program for 4D-710, the Company’s lead product in cystic fibrosis, or any other therapeutic approved by the Program Advisory Group (“PAG”) to alleviate pulmonary complications of cystic fibrosis (the “Funding Agreement Product”).

CFF committed to provide an additional $4.0 million of funding upon acceptance of an IND application or its equivalent to allow for human testing of the Funding Agreement Product (“Acceptance”).

In October 2021, the IND was cleared by the U.S. Food and Drug Administration and CFF made the additional investment of $4.0 million in cash for the issuance of 125,715 shares of the Company’s common stock to CFF.

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of September 30, 2024, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

12. Stock-based Compensation

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company’s common stock may be issued upon the exercise of incentive stock options. On February 29, 2024, an additional 2,153,533 shares of common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of September 30, 2024 there were 1,210,988 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of September 30, 2024, options to purchase 1,518,923 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

No additional grants will be made under the 2015 Plan, and all outstanding grants under the 2015 Plan that are repurchased, forfeited, expire or are cancelled are returned to the 2015 Plan and are not available for grant under the 2020 Plan.

Employee Stock Purchase Plan

In December 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the 2020 ESPP, 252,337 shares of the Company’s common stock were initially reserved for employee purchases of the Company’s common stock under terms and provisions established by the Company’s board of directors and approved by the Company’s stockholders. The number of shares reserved for future issuance under the 2020 ESPP will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors, provided, however, no more than 15,000,000 shares the Company’s common stock may be issued under the 2020 ESPP. On February 29, 2024, an additional 50,000 shares of common stock became available for future issuance under the 2020 ESPP, as a result of the operation of this automatic annual increase provision.

Under the 2020 ESPP the Company’s employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2020 ESPP provides for a series of overlapping 24-month offering periods comprising four six-month purchase periods. The initial offering period under the 2020 ESPP is longer than 24 months, commencing February 15, 2021 and ending on May 14, 2023. Contributions under the 2020 ESPP are limited to a maximum of 15% of an employee’s eligible compensation.

Restricted Stock Units

The Company has granted restricted stock unit (RSU) awards under the 2020 Equity Incentive Award Plan that vest over a period of four years. The following table summarizes the RSU activity for the nine months ended September 30, 2024:

Number of Shares
Unvested balance at December 31, 2023	181,181
Issued	214,025
Vested	(32,548)
Canceled/Forfeited	(33,991)
Unvested balance at September 30, 2024	328,667

Stock Options

The following table summarizes the stock options activity for the nine months ended September 30, 2024:

Number of Shares Underlying Outstanding Options
Balances at December 31, 2023	8,240,154
Options granted	1,179,750
Options exercised	(367,962)
Options expired	(11,395)
Options forfeited	(215,224)
Balances at September 30, 2024	8,825,323
Options exercisable at September 30, 2024	4,136,974
Options vested and expected to vest at September 30, 2024	8,825,323

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term	6.0 - 6.1 years	6.0 - 6.1 years	6.0 - 6.1 years	6.0 - 6.1 years
Expected volatility	85.3% - 87.3%	80.6% - 82.2%	85.3% - 87.3%	80.6% - 84.4%
Risk-free interest rate	4.4% - 4.5%	4.1% - 4.4%	4.3% - 4.5%	3.5% - 4.4%
Expected dividend yield	—%	—%	—%	—%

Expected Term. The expected term for employee options is calculated using the simplified method as the Company does not have sufficient historical information to provide a basis for this estimate. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected term for nonemployee options is the contractual term of the options.

Expected Volatility. The expected volatility is based on a mix of the Company’s historical volatility and the historical volatility of comparable companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. For each grant, the Company measured historical volatility over a period equivalent to the expected term.

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3,650	$2,314	$9,881	$7,463
General and administrative	2,840	2,248	8,657	6,289
Total stock-based compensation expense	$6,490	$4,562	$18,538	$13,752

13. Common Stock Warrants

In May 2018, the Company issued a warrant for 23,669 shares of the Company’s common stock to a service provider with an exercise price of $3.19 per share. The fair value of the warrant was determined at the issuance date using the Black-Scholes option pricing model. The warrant expires in 2025 and upon issuance was fully vested.

In December 2020, the Company issued a warrant for 30,000 shares of the Company’s common stock to a service provider with an exercise price of $18.00 per share. This warrant vests over a period of four years and expires in 2027. The fair value of the warrant was determined at the issuance date using the Black-Scholes option pricing model.

In February 2024, the Company completed an underwritten public follow-on offering which included the sale of pre-funded warrants (the “Pre-funded Warrants”) to purchase 3,583,476 shares of the Company’s common stock at an offering price of $29.4999. The exercise price of each Pre-funded Warrant is $0.0001 per share, and each Pre-funded Warrant is exercisable from the date of issuance. The Pre-funded Warrants are classified as a component of stockholders’ equity within additional paid-in-capital. The Company valued the Pre-funded Warrants at issuance and recorded net proceeds of $99.4 million after deducting underwriters fees during the nine months ended September 30, 2024 related to the sale of the Pre-funded Warrants.

There was no material expense related to the above warrant shares during each of the three and nine months ended September 30, 2024 and 2023.

14. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(43,843)	$(10,256)	$(111,197)	$(68,554)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	55,554,476	42,256,629	53,377,712	37,884,363
Net loss per share, basic and diluted	$(0.79)	$(0.24)	$(2.08)	$(1.81)

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2024	2023
Options issued and outstanding	8,825,323	6,021,383
Restricted stock units subject to future vesting	328,667	—
2020 ESPP	244,622	269,102
Common stock warrants	53,669	53,669
Total	9,452,281	6,344,154

15. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at September 30, 2024 and December 31, 2023), the probability of a change of control event (range of 5.0% to 37.5% at September 30, 2024 and December 31, 2023), the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at September 30, 2024 and December 31, 2023) and the discount rate (15% at September 30, 2024 and December 31, 2023). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.4 million as of September 30, 2024 and December 31, 2023.

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

During the three and nine months ended September 30, 2024, the Company paid Reignite $0.3 million and $0.7 million, respectively, for research and development expenses. As of September 30, 2024,

the Company owes $0.1 million to Reignite for unpaid research and development expense. No option exercise fees were incurred during the three and nine months ended September 30, 2024.

17. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.4 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded contribution expenses of $1.2 million and $0.9 million, respectively.

18. Subsequent Events

On November 8, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P. and certain of its affiliates (“BVF”), pursuant to which BVF exchanged 5,775,000 shares of the Company’s common stock for pre-funded warrants to acquire the same number of shares of the Company’s common stock. The pre-funded warrants have an exercise price of $0.0001 per underlying share of common stock, are exercisable at any time until they are fully exercised and will not expire until they are fully exercised. The number of shares of the Company’s common stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting shares of the Company’s common stock, as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The pre-funded warrants include a beneficial ownership blocker that provides that the holder may not exercise (nor may the Company allow the exercise) if upon giving effect to such exercise, it would cause the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with affiliates and any other persons whose beneficial ownership of the Company’s common stock would be aggregated for the purposes of Section 13(d) of the Exchange Act) to exceed 9.99% of the total number of then issued and outstanding shares of the Company’s common stock as determined in accordance with the terms of the pre-funded warrant.

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

Our net losses were $43.8 million and $10.3 million for the three months ended September 30, 2024 and 2023, respectively, and $111.2 million and $68.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $526.5 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue in August 2019. We began recognizing revenue related to uniQure in 2020 and recognized the remaining revenue under the agreement during the third quarter of 2023. We recognized immaterial revenue during the three months ended September 30, 2023, and $0.6 million during the nine months ended September 30, 2023 related to this agreement. See Note 7, Research and Collaboration Agreements, to our condensed financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

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

Other Income, Net

Our other income, net primarily consists of interest income earned on our cash equivalents and marketable securities and adjustments for the change in the fair value of our derivative liability which must be remeasured at each reporting date.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue
Collaboration and license revenue	$3	$20,204	$(20,201)	(100)%
Operating Expenses:
Research and development	38,484	25,066	13,418	54%
General and administrative	12,651	9,112	3,539	39%
Total operating expenses	51,135	34,178	16,957	50%
Loss from operations	(51,132)	(13,974)	(37,158)	266%
Other Income, Net	7,289	3,718	3,571	96%
Net loss	$(43,843)	$(10,256)	$(33,587)	327%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue
Collaboration and license revenue	$36	$20,742	$(20,706)	(100)%
Operating Expenses:
Research and development	98,212	71,068	27,144	38%
General and administrative	33,548	25,889	7,659	30%
Total operating expenses	131,760	96,957	34,803	36%
Loss from operations	(131,724)	(76,215)	(55,509)	73%
Other Income, Net	20,527	7,661	12,866	168%
Net loss	$(111,197)	$(68,554)	$(42,643)	62%

Revenue

Revenue decreased by $20.2 million, or 100%, from the three months ended September 30, 2023 to the three months ended September 30, 2024, while revenue decreased by $20.7 million, or 100%, from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The decrease in revenue is due to the upfront fees received from the License Agreement with Astellas in 2023.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Research and development trials and consumables expenses	$17,794	$11,500	$6,294	55%
Payroll and personnel expenses	15,570	9,661	5,909	61%
Facilities and other research and development expenses	5,120	3,905	1,215	31%
Total research and development expenses	$38,484	$25,066	$13,418	54%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Research and development trials and consumables expenses	$43,575	$28,485	$15,090	53%
Payroll and personnel expenses	41,161	31,548	9,613	30%
Facilities and other research and development expenses	13,476	11,035	2,441	22%
Total research and development expenses	$98,212	$71,068	$27,144	38%

Research and development expenses increased by $13.4 million, or 54%, from the three months ended September 30, 2023 to the three months ended September 30, 2024. The increase was primarily due to the following:

•
a $6.3 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $5.9 million increase in payroll and personnel expenses, including a $1.3 million increase in employee stock-based compensation, due to increased headcount of research and development personnel; and
•
a $1.2 million increase in facilities and other research and development expenses mainly due to higher consulting services, rent and software expenses.

Research and development expenses increased by $27.1 million, or 38%, from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The increase was primarily due to the following:

•
a $15.1 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $9.6 million increase in payroll and personnel expenses, including a $2.4 million increase in employee stock-based compensation, due to increased headcount of research and development personnel; and
•
a $2.4 million increase in facilities and other research and development expenses mainly due to higher consulting services, rent and software expenses.

General and Administrative Expenses

General and administrative expenses increased by $3.5 million, or 39%, from the three months ended September 30, 2023 to the three months ended September 30, 2024. The increase was primarily due to:

•
a $1.6 million increase in payroll and personnel expenses due to increased headcount of general and administrative personnel;
•
a $1.0 million increase in facilities and other expenses mainly due to higher non-employee stock compensation expense, consulting services, software expenses, service fees and business taxes, which was partially offset by lower business insurance; and
•
a $0.9 million increase in outside services.

General and administrative expenses increased by $7.7 million, or 30%, from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The increase was primarily due to:

•
a $4.6 million increase in payroll and personnel expenses, including a $1.5 million increase in employee stock-based compensation, due to increased headcount of general and administrative personnel;
•
a $3.0 million increase in facilities and other expenses mainly due to higher non-employee stock compensation expense, consulting services, software expenses, expensed property and equipment, audit and tax fees, service fees and business taxes, which was partially offset by lower business insurance; and
•
a $0.1 million increase in outside services.

Other Income, Net

Other income, net, increased by $3.6 million, or 96%, from the three months ended September 30, 2023 to the three months ended September 30, 2024. It increased by $12.9 million, or 168%, from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The increase is attributable to higher balances of cash equivalents and marketable securities, and higher market yields on our cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of our equity securities, including from the sale of our common stock in our IPO, Follow-on Offerings, and At-the-Market Offering and the sale of our Series A, Series A-1, Series B and Series C redeemable preferred stock, and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In December 2020, we completed our IPO. We issued and sold 9,660,000 shares of common stock at a price to the public of $23.00 per share. The aggregate net proceeds from our IPO were $204.7 million after deducting underwriting discounts and commissions and other offering costs.

In November 2021, we completed an underwritten public offering (“2021 Offering”) in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share. The net proceeds from the 2021 Offering were $111.1 million after deducting underwriting discounts and commissions and offering expenses.

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in April 2022 (the “S-3 Registration Statement”). In March 2022, we also entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the “2022 ATM Offering Program”). 1,684,550 shares of the Company’s common stock have been sold pursuant to the Sales Agreement for net proceeds to the Company of $34.4 million, after deducting issuance costs. On May 31, 2024, we terminated the Sales Agreement and the 2022 ATM Offering Program pursuant to the terms of the Sales Agreement.

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

In June 2024, we entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”) as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that we filed with the SEC in February 2024 as an “at-the-market” offering under the Securities Act (the “2024 ATM Offering Program”). For the three and nine months ended September 30, 2024, no shares had been sold pursuant to the Leerink Sales Agreement.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $550.7 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $526.5 million as of September 30, 2024. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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
•
defending against any product liability claims or other lawsuits related to our products; and
•
the lingering impact of the COVID-19 pandemic and adverse macroeconomic conditions such as, but not limited to, higher inflation and increased interest rates, each of which may exacerbate the magnitude of the factors discussed above.

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

We do not have any committed external sources of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to complete the clinical development for the product candidates for treatment of wet AMD, DME, GA, cystic fibrosis lung disease, alpha-1 antitrypsin deficiency lung disease, Fabry disease cardiomyopathy, XLRP, choroideremia or any other indication we may pursue. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders. Further, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates and inflation, natural disasters and pandemics.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(88,722)	$(51,142)
Net cash provided by (used in) investing activities	(309,496)	122,399
Net cash provided by financing activities	336,649	152,070
Net increase (decrease) in cash and cash equivalents	$(61,569)	$223,327

Net Cash Used in Operating Activities

Net cash used in operating activities was $88.7 million for the nine months ended September 30, 2024. This was primarily due to the net loss of $111.2 million, adjusted for noncash charges of $18.2 million and net changes in operating assets and liabilities of $4.3 million. Noncash charges included $18.5 million of stock-based compensation expense, $3.6 million of depreciation and amortization and $1.4 million for the amortization of operating lease right-of-use assets, offset by $5.3 million net accretion of discount on marketable securities. Net changes in operating assets and liabilities included an increase of $8.9 million in accrued and other liabilities which were offset by decreases of $1.4 million in operating lease liabilities and $0.6 million in accounts payable and increases of $2.2 million in other assets and $0.5 million in prepaid expenses and other current assets.

Net cash used in operating activities was $51.1 million for the nine months ended September 30, 2023. This was primarily due to the net loss of $68.6 million, adjusted for noncash charges of $17.4 million and net changes in operating assets and liabilities of $0.1 million. Noncash charges included $13.8 million of stock-based compensation expense, $3.1 million of depreciation and amortization, $1.1 million for the amortization of operating lease right-of-use assets and $0.2 million change in fair value of derivative liability, offset by $0.8 million net accretion of discount on marketable securities. Net changes in operating assets and liabilities included a $1.0 million decrease in operating lease liabilities, $0.7 million decrease in deferred revenue and a $1.6 million increase in prepaid expenses and other current assets which were offset by a $2.0 million increase in accounts payable and $1.4 million increase in accrued and other liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $309.5 million for the nine months ended September 30, 2024. This was due to purchases of marketable securities of $409.9 million and purchases of property and equipment of $2.8 million, offset by $103.2 million in maturities of marketable securities.

Net cash provided by investing activities was $122.4 million for the nine months ended September 30, 2023. This was due to $144.8 million in maturities of marketable securities, offset by purchases of marketable securities of $20.2 million and purchases of property and equipment of $2.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $336.6 million for the nine months ended September 30, 2024. This was primarily due to proceeds from the issuance of common stock upon public offering, net of issuance costs, of $316.1 million, proceeds from the issuance of common stock from the 2022 ATM Offering Program of $15.3 million, proceeds from the issuance of common stock from the exercise of stock options and warrants of $4.5 million and proceeds from the issuance of common stock from purchases from the Company’s 2020 Employee Stock Purchase Plan (“ESPP”) of $0.7 million.

Net cash provided by financing activities was $152.1 million for the nine months ended September 30, 2023. This was primarily due to proceeds from the issuance of common stock upon public offering of $129.2 million, proceeds from the issuance of common stock from the ATM offering program of $19.1 million, proceeds from the issuance of common stock from the exercise of stock options of $3.1 million, and proceeds from the issuance of common stock from purchases from the ESPP of $0.7 million.

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

As of September 30, 2024, our principal commitments consisted of obligations under our operating leases for our headquarters. Please see Note 9, Commitments and Contingencies, to our condensed financial statements included elsewhere in this report for further details.

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

During the three and nine months ended September 30, 2024, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our condensed financial statements included elsewhere in this report for information.

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

We expect that we will no longer qualify as an emerging growth company after December 31, 2024, at which time we will become subject to certain disclosure and compliance requirements as discussed herein that apply to other public companies but that did not previously, and do not currently, apply to us due to our status as an emerging growth company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2024, we had cash and cash equivalents and marketable securities of $550.7 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings information set forth in Note 9 Commitments and Contingencies of the notes to our condensed financial statements in Part I, Item I of this report is incorporated by reference.

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

We have incurred recurring net losses, including net losses of $43.8 million and $10.3 million for the three months ended September 30, 2024 and 2023, respectively, and $111.2 million and $68.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $526.5 million.

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

As of September 30, 2024, we had $550.7 million in cash and cash equivalents and marketable securities.

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

All of our product candidates are based on genetic medicine technology, and our future success depends on the successful development of this novel therapeutic approach. We cannot assure you that any development problems we or other genetic medicine companies experience in the future related to genetic medicine technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical study requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, European Medicines Agency (“EMA”) or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, few genetic medicine products have been approved by the FDA or comparable foreign regulatory authorities, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union (“EU”) or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

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

The ability of the FDA and foreign regulatory authorities to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the indications for which we have product candidates, including wet AMD, DME, GA, cystic fibrosis lung disease, Fabry disease, X-linked retinitis pigmentosa (“XLRP”), and choroideremia. Certain of our competitors have commercially approved products for the treatment of the diseases that we are pursuing or may pursue in the future, including Apellis, Astellas, Regeneron, Roche, Sanofi, Takeda and Vertex. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to our product candidates. Companies that we are aware are developing therapeutics in the ophthalmology, cardiology and pulmonology disease areas include large companies with significant financial resources, such as Abbvie, Astellas, Novartis, Opthea, Outlook, Pfizer, Roche, Sanofi, Takeda and Vertex, and biopharmaceutical companies such as Adverum, Amicus, Apellis, Eyepoint Pharmaceuticals, Kodiak Sciences, Krystal, Ocular Therapeutix, REGENXBIO, Sangamo, and Spirovant. In addition to competition from other companies targeting ophthalmology, pulmonology, and cardiology any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

We have received orphan drug designation in the United States for 4D-710 for the treatment of cystic fibrosis, 4D-110 for the treatment of choroideremia and for 4D-310 for the treatment of Fabry disease. In the EU, we have received orphan designation for 4D-125 for the treatment of patients with inherited retinal dystrophies due to defects in the RPGR gene, including XLRP, and for 4D-310 for the treatment of Fabry disease. Although we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. Orphan designation is granted by the European Commission (“EC”) based on a scientific opinion of the EMA’s Committee for Orphan Medicinal Products (“COMP”). A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization.

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

We rely on various CROs to obtain NHPs for use in vector discovery and preclinical development work. In February 2023, we were informed that Charles River Laboratories (“Charles River“), one of our primary suppliers of NHPs, received a subpoena from the United States Department of Justice with respect to its importation of NHPs from Cambodia. Charles River reported that it has voluntarily suspended NHP shipments from Cambodia at this time. If we are unable to secure adequate supply of NHPs from Charles

River or other CROs, or the shortage of NHPs causes the price of NHPs to rise substantially, certain of our vector discovery projects and preclinical development efforts will be delayed, and the cost of conducting discovery projects and preclinical development activities may substantially increase. Such delays or cost increases could materially adversely affect our discovery and preclinical development activities and our business.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, we have three granted patents (U.S. patent nos. 11,136,557, 11,634,691 and 10,988,519) and three pending patent applications (U.S. patent application nos. 18/167,598, 18/494,883 and 18/184,184), that were made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. U.S. patent nos. 11,136,557 and 11,634,691 were made with the support of U.C. Berkeley and relate to our A101 vector of our 4D-710 and 4D-725 product candidates. U.S. patent no. 10,988,519 was made with the support of University of Pennsylvania and relates to our short-form human complement factor H (sCFH) payload of our 4D-175 product candidate. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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
•
an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our licensors’ patent applications for any patent application with an effective filing date before March 16, 2013;
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

We currently are reliant upon licenses of certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology, including technology related to our product candidates. For example, we rely on our exclusive license agreements with (i) U.C. Berkeley for certain rights with respect to the intellectual property covering certain compositions of matter and methods of use of certain AAV variants related to our 4D-710 and 4D-725 product candidates, and (ii) University of Pennsylvania for certain rights with respect to the intellectual property covering certain compositions of matter and methods of use of the short-form human complement factor H (sCFH) payload related to our 4D-175 product candidate. These and other licenses we may enter into in the future may not provide adequate rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. As a result, we may not be able to develop and commercialize our technology and product candidates in fields of use and territories for which we are not granted rights pursuant to such licenses.

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

Additionally, the Securities and Exchange Commission (the “SEC”) recently adopted a rule that enhances and standardizes disclosures regarding cybersecurity risk management and governance, as well as material cybersecurity incidents. Under this new rule, we will be required to make annual disclosures describing our processes for identifying and managing material cybersecurity risks, management’s role in assessing and managing such risks and our board of directors’ oversight of cybersecurity risks. We will also be required to disclose, in a Current Report on Form 8-K, the nature, scope and timing of any material cybersecurity incidents identified and the material impact or reasonably likely material impact on the company. We expect to face increased costs to comply with this new SEC cybersecurity rule, including increased costs for cybersecurity training and management.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 60% of our outstanding common stock as of September 30, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company”. We will remain an “emerging growth company” until the earlier of (1) December 31, 2025, (2) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations. We expect that we will no longer qualify as an “emerging growth company” after December 31, 2024, at which time we will become subject to certain disclosure and compliance requirements as discussed herein that apply to other public companies but that did not previously, and do not currently, apply to us due to our status as an “emerging growth company”.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404“) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In November 2024, we issued pre-funded warrants to purchase 5,775,000 shares of our common stock at an exercise price of $0.0001 per share in exchange for 5,775,000 shares of our common stock. The issuance of such warrants was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act of 1933 (the ”Securities Act”), involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of securities.

Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Issuance of Pre-Funded Warrants in Exchange for Common Stock

On November 8, 2024, we entered into an exchange agreement with Biotechnology Value Fund, L.P. and certain of its affiliated entities (“BVF”), pursuant to which BVF exchanged 5,775,000 shares of our common stock for pre-funded warrants to acquire 5,775,000 shares of our common stock.

The pre-funded warrants have an exercise price of $0.0001 per underlying share of common stock, are exercisable at any time until they are fully exercised, and will not expire until they are fully exercised. The number of shares of our common stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our shares of common stock, as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The pre-funded warrants include a beneficial ownership blocker that provides that the holder may not exercise (nor may we allow the exercise) if upon giving effect to such exercise, it would cause the aggregate number of shares of our common stock beneficially owned by the holder (together with affiliates and any other persons whose beneficial ownership of our common stock would be aggregated for the purposes of Section 13(d) of the Exchange Act) to exceed 9.99% of the total number of then issued and outstanding shares of our common stock as determined in accordance with the terms of the pre-funded warrant.

We issued the pre-funded warrants without registration in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. The form of pre-funded warrant is filed as Exhibit 4.4 hereto and is incorporated herein by reference. The foregoing description does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	11/22/23	3.1

4.1	Description of Securities of the Registrant.	10-K	3/15/23	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Form of Pre-Funded Warrant issued in conjunction with February 2024 offering.	8-K	2/9/2024	4.1

4.4	Form of Pre-Funded Warrant issued in conjunction with November 2024 exchange.				X

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2024, has been formatted in Inline XBRL.				X

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

4D Molecular Therapeutics, Inc.

Date: November 13, 2024	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: November 13, 2024	By:	/s/ Uneek Mehra
Uneek Mehra
Chief Financial and Business Officer Principal Financial and Accounting Officer