Form 10-K
period 2024-12-31
4D Molecular Therapeutics, Inc.
filed 2025-02-28
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2024 was $1,044,134,011.

The number of shares of registrant’s Common Stock outstanding as of February 26, 2025 was 46,302,407. This number does not include 3,075,000 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of February 26, 2025 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s public offering in February 2024. Additionally, this number does not include 6,310,000 shares of our common stock issuable upon the exercise of pre-funded warrants outstanding as of February 26, 2025, (which are both immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) issued in exchange for 5,775,000 shares of our common stock in November 2024 and 535,000 shares of our common stock in December 2024, respectively. See Note 13, Common Stock Warrants, to the Registrant’s financial statements.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Parts II and III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the success, cost and timing of our development activities, preclinical studies and clinical trials, including our clinical trials for 4D-150, 4D-175, 4D-710, 4D-725 and 4D-310;
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
•
the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing; and
•
our financial performance.

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

iii

PART I

Item 1. Business.

Overview

We are a leading late-stage biotechnology company advancing durable and disease-targeted therapeutics with potential to transform treatment paradigms and provide unprecedented benefits to patients. Our products are developed with customized and evolved adeno-associated virus (“AAV”) vectors invented from our proprietary synthetic vector discovery platform, Therapeutic Vector Evolution (“TVE”). TVE was designed to invent AAV vectors with properties that overcome the limitations of conventional AAV vectors by applying the principles of directed evolution in non-human primate (“NHP”) models to select vectors that target tissues of diseases with high unmet need using routine routes of administration. We have developed clinical-stage product candidates based on three vectors invented with TVE and believe the clinical results to date validate the platform.

Our lead product candidate 4D-150 utilizes our proprietary R100 vector and a transgene cassette encoding aflibercept and inhibitory miRNA targeting vascular endothelial growth factor-C (“VEGF-C”). 4D-150 was designed to become the first backbone therapy for the treatment of retinal vascular diseases by providing multi-year sustained production of anti-VEGF from the retina with a single, safe, intravitreal injection, substantially reducing treatment burden and improving long-term patient outcomes. 4D-150 is initially being developed for the treatment of wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”).

Our second priority product candidate is 4D-710, which we believe is the first known genetic medicine to demonstrate successful delivery and expression of the CFTR transgene in the lungs of people with cystic fibrosis ("CF"). We believe these results will translate into durable clinical improvements in people with CF, including improved lung function and quality of life.

We believe we are positioned to invent, develop, manufacture and, if approved, effectively commercialize targeted genetic medicines with the potential to transform the lives of patients suffering from debilitating diseases. Our business, research, development and manufacturing organizations and capabilities are fully integrated on the same campus in Emeryville, California.

Our Product Candidate Pipeline & Strategy

We have developed a broad pipeline of product candidates in two therapeutic areas, large market ophthalmology and pulmonology, focusing on disease areas of high unmet need and commercial potential. Our strategy focuses on internally advancing our late-stage programs and capabilities in large market ophthalmology while advancing our early-stage programs in pulmonology through clinical proof-of-concept before seeking strategic partnership opportunities. Our core pipeline focus is advancing 4D-150 for the treatment of wet AMD and DME through late-stage studies and 4D-710 for the treatment of cystic fibrosis through early-stage studies. We believe these product candidates are differentiated and can support meaningful near-term and long-term value generation. Below is a summary of our product candidate pipeline:

Core Programs

Non-core Programs:

In addition, we have developed 3 other product candidates that we believe have significant potential, but that are not our core focus: 4D-175 for geographic atrophy (preclinical with open IND), 4D-725 for alpha-1 anti-trypsin deficiency lung disease (preclinical), and 4D-310 for Fabry disease (ongoing Phase 1). At this time no further significant investment is expected on these programs, pending additional financing or partnerships.

Large Market Ophthalmology Therapeutic Area

Introduction

We are developing product candidates to treat severe ophthalmologic diseases. Our customized and evolved vector, R100, is used in both of our clinical stage ophthalmology product candidates. R100 was invented for routine intravitreal injection to express transgene payloads across the entire surface area of the retina, and in the major cell layers of the retina. We believe leveraging the ability to use the same novel vector in multiple product candidates will increase product development efficiencies, decrease development risks and inform the clinical development of subsequent product candidates using the same vector. We believe product candidates for large market ophthalmology indications such as wet AMD and DME have the potential to be major value drivers for 4DMT.

Large Market Ophthalmology Portfolio

4D-150 for Wet AMD and DME

Disease Background, Unmet Medical Need, and Target Patient Population

Wet AMD is a highly prevalent disease with an estimated 3 million patients affected in the United States and major European markets. Wet AMD is a type of macular degeneration where abnormal blood vessels (choroidal neovascularization or "CNV") grow into the macula, the central area of the retina. CNV causes swelling and edema of the retina, bleeding and scarring, which can result in visual distortion and reduced acuity. The proliferation and leakage of abnormal blood vessels is stimulated by protein members of the VEGF family, such as VEGF-A, -B, -C, and placental growth factor (“PIGF”). This process distorts and can potentially destroy central vision and may progress to blindness without treatment.

Diabetes mellitus affects approximately 400 million adults worldwide and the prevalence is expected to increase by approximately 45% in the next decade. Diabetic eye disease is a leading cause of vision loss and blindness in working-age adults and occurs due to the development of DME (swelling and edema in the central retina). DME is a highly prevalent disease with significant unmet medical need. It is estimated that there are approximately 5 million individuals with DME in the United States and major European markets. DME is characterized by swelling in the macula due to leakage from blood vessels. This can lead to blurred vision.

The current treatment paradigm for both wet AMD and DME requires frequent intravitreal bolus injections of patients with anti-VEGF proteins that inhibit blood vessel leakage and proliferation of new blood vessels, reducing edema and bleeding risk, and allowing in many instances some visual acuity to be recovered. Each anti-VEGF injection requires an in-office visit, which carries significant burden and discomfort to patients. When patients miss doses, they may experience vision decline due to undertreatment. Based on current clinical experience, after several years of treatment, the early vision gains are frequently lost, and visual acuity declines may result at least in part from poor patient compliance and undertreatment. Even with frequent treatment, disease can often be under poor control in many patients leading to variability in retina tissue edema and thickness, and this poor anatomic control can lead to vision loss. Finally, VEGF-C has been shown to be an escape mechanism from VEGF-A inhibition and significant contributor to disease.

We believe these major retinal vascular diseases are ideal applications for genetic medicines. There are multiple products on the market that validate the anti-VEGF therapeutic approach, and emerging randomized clinical trial data suggest that inhibiting additional molecular targets (e.g. VEGF-C) can extend the efficacy and durability of anti-VEGF A therapy alone. Delivering intravitreal therapies to the eye is routine, and a single dose genetic medicine as a backbone therapy that can provide long-term disease control in patients for whom compliance, or treatment resistance, could play a major role as the foundation of clinical management of these diseases.

Our Solution

4D-150 is a dual-transgene, intravitreal genetic medicine, designed to inhibit four distinct VEGF members to prevent angiogenesis and reduce vascular permeability, for the treatment of retinal vascular diseases. These angiogenic diseases of the retina, including wet AMD and DME, represent global therapeutic markets of over $16 billion.

4D-150 is engineered for efficient intravitreal delivery to the retina of a payload expressing two transgenes. Sustained expression of 4D-150 transgenes in the retina has the potential to reduce the treatment burden of repeated visits for anti-VEGF injections required to maintain optimal visual outcomes. 4D-150 may also lead to better long term visual outcomes than therapies that target fewer angiogenic factors and may reduce undertreatment resulting from the challenges of complying with a regimen of frequent visits to receive injections. Intravitreal delivery of biologics to the eye is routine, and a single dose intravitreal genetic medicine that could provide long-term efficacy in patients would be an advantage for patients who struggle with compliance, treatment burden and treatment resistance.

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

We believe 4D-150 has the potential to be differentiated from approved agents, and those in clinical development, to our knowledge, on the basis of three key features:

1.
Low inflammation profile by design: To date, 4D-150 has shown no treatment-related clinically significant inflammation in 139 human eyes injected (dose range 5E9 to 3E10 vector genomes (“vg”)/eye). In addition, the R100 vector-based product candidate 4D-125 was administered to patients at doses up to 1E12 vg/eye without dose-limiting toxicities observed to date. We believe this is due to the unique properties of our proprietary R100 vector, designed to provide targeted and efficient delivery of transgene payloads to the retina tissue with relatively low doses.
2.
Multi-year durability and treatment burden reduction with a single injection: Unlike intravitreal protein therapeutics that require repeat dosing every few weeks for a patient’s lifetime, a backbone therapy 4D-150 is designed to provide sustained, multi-year benefit with a one-time treatment.
3.
Commercial adoptability: As a medicine that fits seamlessly into current retina clinic storage, patient administration (intravitreal injection) and payor reimbursement processes, 4D-150's design can maximize adoption by physicians, patients and payors.

Clinical Development of 4D-150 in Wet AMD: PRISM Phase 1/2 Clinical Trial and 4FRONT Phase 3 Program

4D-150 is currently being evaluated in an on-going PRISM Phase 1/2 clinical trial in wet AMD. We have completed enrollment of patients in two cohorts of patients with severe disease activity and high anti-VEGF treatment burden: Phase 1 Dose Exploration cohort (N=15, n=5 in 3 dose arms of 3E10, 1E10, and 6E9 vg/eye of 4D-150) and Phase 2a Dose Expansion cohort (N=51, randomized 2:2:1 to receive one of 3E10 and 1E10 vg/eye of 4D-150 or aflibercept Q8 week control). In addition, we have completed enrollment in the Phase 2b Population Extension cohort (N=45, who received one of 3E10 and 1E10 vg/eye of 4D-150) in patients with a broad range of disease activity and treatment burden. In addition, 16 patients have been dosed with 3E10 vg/eye in the Phase 2 Alternate Steroids cohort. In total, 71 patients have been dosed with 3E10 vg/eye, our Phase 3 dose. The primary endpoints of the study are safety and tolerability. Secondary endpoints include the number of supplemental aflibercept injections received, change from baseline in best corrected visual acuity (“BCVA”) and retinal central subfield thickness (“CST”) over time.

Interim Data from 4D-150 PRISM Clinical Trial in Wet AMD

In September 2024, we reported positive long-term interim results from the 3E10 vg/eye arm of the Phase 1/2a cohort of PRISM evaluating 4D-150 in wet AMD patients with severe disease activity. As of the most recent data cutoff date (September 3, 2024):

•
Patients with Severe Wet AMD Disease Activity (n=24) Through 52 weeks
o
Supplemental aflibercept injections:
▪
83% annualized reduction vs. prior 12 months

▪
52% 0-1 injection
▪
44% injection-free
o
Stable best corrected visual acuity (“BCVA”)
o
Sustained improvement in CST with fewer fluctuations, as measured by optical coherence tomography (“OCT”)
•
With variable follow-up for patients beyond 52 weeks through up to 2.5 years, rate of supplemental injections, BCVA, and CST trends maintained
o
3 patients reached 2 to 2.5 years of follow-up, and all were injection-free

In February 2025, we reported positive 52-week interim results from the 3E10 vg/eye arm of the Phase 2b Population Extension cohort of PRISM. As of the most recent data cutoff date (January 15, 2025):

•
Patients with Broad Wet AMD Disease Activity (n=30)
o
Supplemental aflibercept injections:
▪
83% reduction, representing 0.97 mean supplemental injections per patient over 52-weeks vs. 6.0 injections projected with on-label aflibercept 2 mg Q8W
▪
70% 0-1 injection
▪
57% injection-free
o
Improved and maintained BCVA
o
Durable CST improvement, as measured by OCT
•
Subgroup of Patients Recently Diagnosed within 0.5 years (n=15)
o
Supplemental aflibercept injections:
▪
94% reduction, representing 0.33 mean supplemental injections per patient over 52-weeks vs. 6.0 injections projected with on-label aflibercept 2 mg Q8W
▪
87% 0-1 injection
▪
80% injection-free
o
Improved and maintained BCVA of +3.1 letters
o
Durable CST improvement with fewer fluctuations, as measured by OCT, of -10 µm; -20 µm in supplemental injection-free patients
•
Safety Update (All 3E10 vg/eye treated patients, n=71):
o
4D-150 continues to be well tolerated during up to three years of follow up
o
Highest 4D-150–related intraocular inflammation (SUN/NEI scales) observed: 1+ vitreous cells at a single timepoint in 2.8% (2 of 71) of patients
o
99% (70 of 71) completed steroid prophylaxis taper on schedule
o
99% (70 of 71) remained completely off steroids
o
No 4D-150–related hypotony, endophthalmitis, vasculitis, occlusive/non-occlusive retinal vasculitis, or choroidal effusions observed to date
•
Durability Update from all 3E10 vg/eye Cohorts Evaluated for Efficacy (n=54):
o
Aqueous humor concentrations were studied serially every three months
o
Durable and stable aflibercept expression demonstrated, with up to two years of follow-up, with aqueous humor concentrations consistently within projected therapeutic range

4FRONT Phase 3 Program in Wet AMD

In September 2024, we presented the preliminary design of the 4-FRONT-1 Phase 3 clinical trial, the first study in the global 4FRONT Phase 3 development program comparing a single dose of 4D-150 3E10 vg/eye to on-label aflibercept 2mg Q8 weeks. The study design was aligned with feedback from the FDA under RMAT designation. Subsequently, in February 2025, following additional feedback from the EMA, we announced the updated 4FRONT Phase 3 program and design for 4FRONT-1 and 4FRONT-2.

•
Phase 3 4FRONT program overview:
o
Two multicenter, randomized, double masked, aflibercept Q8W comparator-controlled studies
o
Primary endpoint: BCVA noninferiority of 4D-150 3E10 vg/eye to aflibercept 2mg Q8W at 52 weeks
o
First study, 4FRONT-1 to enroll treatment naïve population and second study 4FRONT-2 to enroll both treatment naïve and previously treated population, diagnosed within the last six months
o
Target enrollment per study: 400 patients randomized 1:1 to 4D-150 or aflibercept comparator arm
▪
≥90% power for primary endpoint of BCVA noninferiority of 4D-150 versus aflibercept 2mg Q8 weeks (margin of 4.5 letters)
o
Randomization requires on study demonstration of aflibercept responsiveness
o
Supplemental aflibercept injection criteria applied to both arms
•
4FRONT-1 and 4FRONT-2 are on target to initiate in the first and third quarter of 2025, respectively, with primary endpoint 52-week topline data from both trials expected in the second half of 2027.

Clinical Development of 4D-150 in DME: SPECTRA Phase 2 Clinical Trial

The SPECTRA Phase 2 clinical trial assesses 4D-150 in patients with DME. The study design consists of a Dose Confirmation cohort (Part 1) followed by a randomized, masked Dose Expansion cohort (Part 2). In the Dose Confirmation cohort, patients were sequentially enrolled to one of three dose arms of 4D-150 (5E9, 1E10 and 3E10 vg/eye). In the Dose Expansion cohort (Part 2, N=54), patients were to be randomized 1:1:1 to one of two doses of 4D-150 or aflibercept. In January 2025, we announced FDA feedback that based on interim data and plans reviewed to-date, we may proceed into Phase 3 and Part 2 was no longer necessary. We do not currently intend to enroll Part 2.

Interim Data from Part 1 of 4D-150 SPECTRA Clinical Trial in Wet AMD

In January 2025, we announced positive 32-week topline interim data from Part 1 of the SPECTRA clinical trial. Based on the results, 3E10 vg/eye was selected as the Phase 3 dose. As of the most recent data cutoff date (December 13, 2024), 21 patients were evaluable:

•
Safety (n=21):
o
4D-150 was well tolerated with no intraocular inflammation at any timepoint
o
All patients completed the 16-week topical corticosteroid taper on schedule and remained completely off steroids
o
No hypotony, endophthalmitis, vasculitis, choroidal effusions or retinal artery occlusions
•
Efficacy Results Through 32 Weeks (3E10 vg/eye arm):
o
Sustained gain of BCVA of +8.4 letters

o
Sustained reduction of CST, as measured by OCT, of -194 µm
o
Supplemental injections:
▪
Post-aflibercept loading doses (3), 3E10 vg/eye achieved substantially fewer supplemental injections compared to 1E10 vg/eye and projected on-label aflibercept 2mg Q8W:
▪
Mean injections per patient:
•
3E10 vg/eye: 0.6, 1E10 vg/eye: 1.4, projected on-label aflibercept 2mg Q8W: 4.0
•
3E10 vg/eye demonstrated a reduction of 61% vs. 1E10 vg/eye
•
3E10 vg/eye demonstrated a reduction of 86% vs. projected on-label aflibercept 2mg Q8W
▪
0-1 injections:
•
8 of 9 overall (3E10 vg/eye) vs. 5 of 10 (1E10 vg/eye, 1 patient missed Week 24-32 visits)
▪
Injection-free:
•
5 of 9 overall (3E10 vg/eye) vs. 2 of 10 overall (1E10 vg/eye)

In January 2025, we also announced alignment with the FDA that a single Phase 3 clinical trial would be acceptable as the basis of a BLA submission for 4D-150 in DME. This decision is based on the data generated to date for 4D-150 in both the SPECTRA and PRISM clinical trials combined with data from the two planned Phase 3 clinical trials in the 4FRONT wet AMD program. Per FDA feedback, the Company may proceed to Phase 3 (SPECTRA Part 2 no longer needed) and is aligned with key design elements of a Phase 3 clinical trial with approximately 300-400 patients total with a primary endpoint of BCVA noninferiority vs. on-label aflibercept 2mg (5 loading doses and Q8W), and revised supplemental injection criteria (less stringent compared to Part 1 SPECTRA, in line with prior successful Phase 3 DME clinical trials).

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

Our first pulmonology product candidate is 4D-710 for cystic fibrosis lung disease. This product candidate has completed non-GLP dose-ranging and GLP toxicology and biodistribution studies in primates by aerosol delivery. No notable adverse effects were reported, and widespread biodistribution and transgene expression were observed throughout all lung segments tested in all NHPs. We are currently enrolling the AEROW Phase 1/2 clinical trial in patients with CF.

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

Clinical Development: AEROW Phase 1/2 Clinical Trial

The AEROW Phase 1/2 clinical trial is a multicenter, open-label, dose-escalation and dose-expansion trial of 4D-710 in people with cystic fibrosis who are ineligible for CFTR modulator therapy or who have discontinued therapy due to adverse effects. The primary endpoint of the study is safety and tolerability. Secondary endpoints include assessments of clinical activity including lung function and quality of life, plus transgene delivery and CFTR expression as measured within bronchoscopic biopsies and brushings.

In April 2022, we announced that we had dosed our first patient in the AEROW after receiving clearance to enroll within the Cystic Fibrosis Therapeutics Development Network, the largest CF clinical trials network in the world.

Interim Data from Phase 1 Stage of 4D-710 AEROW Clinical Trial in Cystic Fibrosis

In June 2024, we announced positive interim clinical data at the 47th European Cystic Fibrosis Conference. The presentation focused on safety, tolerability, delivery and expression of the 4D-710 CFTR∆R transgene in lung tissue samples, and clinical activity for 10 patients enrolled across four dose cohorts:

•
2E15 vg Cohort: n=4
•
1E15 vg Cohort: n=3
•
5E14 vg Cohort: n=2
•
2.5E14 vg Cohort: n=1

The interim results, with best available data from May 2024, included:

•
Safety Data
o
High Dose – 2E15 vg (n=4):
o
One reported serious adverse event (SAE) (pneumonitis not otherwise specified); ppFEV1 in this participant improved by 6% from baseline to month 12 (last timepoint assessed)
o
Lung biopsy results:
▪
No evidence of inflammation or toxicity from histological analysis of tissue samples
▪
Widespread expression of CFTR protein compared to normal (non-CF) lung samples and no increase vs. 1E15 vg dose
▪
Evidence of consistent CFTR protein expression in all major airway epithelial cell types, as well as in interstitial tissue cells; interstitial CFTR expression was not detected in normal lung control samples
o
Based on all available data for 2E15 and 1E15 vg dose level participants, 2E15 vg dose will not be further evaluated
•
Lower Doses – 2.5E14 to 1E15 vg (n=6):
o
4D-710 was well tolerated, with no 4D-710–related adverse events after administration, no dose-limiting toxicities, and no SAEs
•
CFTR Biomarker Data
o
Biomarker analyses demonstrated robust, consistent and widespread CFTRΔR transgene mRNA and CFTR protein expression throughout all lung biopsy samples from all participants at all four dose levels
o
Dose-dependent CFTR∆R transgene RNA expression, with the mean % of airway epithelial cells testing positive ranging from 14% to 53%
o
Robust, widespread and above-normal CFTR protein expression at all doses

o
Protein levels in lung tissue from 4D-710–treated participants 2–4 fold higher than in normal (non-CF) samples, and ~8-12 fold higher than in CF lung samples
o
Protein expression observed in multiple airway epithelial cell types, including basal cells
o
Pre-existing AAV immunity that cross-reacted with A101 did not affect transgene expression, biological activity or safety; transgene expression levels, clinical activity and safety were similar regardless of pre-existing immunity
•
Interim Clinical Activity Data
o
All participants in 2E15 vg and 1E15 vg Cohorts had at least 12 months of follow up (maximum duration of ppFEV1 assessments per original protocol) and had generally stable or improved in ppFEV1 at 12 months
o
Two of three participants with baseline mild to moderate lung function impairment (ppFEV1 40-80%) showed clinically meaningful improvement in ppFEV1 at 12 months:
▪
2E15 vg Cohort: +6%
▪
1E15 vg Cohort: +5%
o
Quality of Life ("CFQ-R-R") scores in 1E15 vg Cohort showed durable and clinically meaningful mean improvement throughout 12 months

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

We consider our most direct competitors in late-stage development with respect to 4D-150 for the treatment of wet AMD and DME to be late-stage sustained release anti-VEGF tyrosine kinase inhibitor programs at EyePoint and Ocular Therapeutix, antibody biopolymer conjugate drug programs from Kodiak Sciences, and VEGF-C/D inhibitor sozinibercept from Opthea. We also face competition from AAV-based gene therapy programs including ABBV-RGX-314 from AbbVie and REGENXBIO (Phase 3 subretinal, Phase 2 suprachoroidal) and Ixo-Vec from Adverum (Phase 2, discontinued in diabetic populations). Currently marketed products include Eylea (aflibercept) from Regeneron, which is the current wet AMD standard of care, and a combination of antibody-based programs including, but not limited to, Lucentis, Susvimo, Vabysmo from Roche, and Eylea HD from Regeneron.

We consider our most direct competitors with respect to 4D-710 for the treatment of cystic fibrosis lung disease to be Vertex, which has several approved CFTR modulators, as well as other companies in preclinical/early-clinical development of cystic fibrosis products, including Vertex, Sionna, Krystal, Spirovant, Arcturus, and ReCode.

Manufacturing

CMC Strategy

In order to fulfill our strategy to maximize the robustness and internal control of our manufacturing processes from discovery and process development through to clinical-grade current Good Manufacturing Practices (“cGMP”) manufacturing, we have designed and are continually developing and scaling our in-house manufacturing platform for both GMP and non-GMP manufacturing. While many companies in the AAV genetic medicine field outsource their process development and manufacturing to other companies or academic manufacturing centers, in contrast, our manufacturing processes were developed internally using internal technology transfers from our own process development labs. Our current in-house manufacturing capabilities include GMP manufacturing (upstream, downstream and fill/finish), production capabilities for late-phase clinical trials, IND-enabling GLP toxicology studies, and research candidate production. We also collaborate with contract manufacturing organizations (“CMOs”) to supplement our internal capacity.

cGMP Capabilities

Our team has extensive experience with the manufacturing and analytical testing of numerous unique AAV capsids. Our team has internally manufactured over 290 unique AAV vectors, including both proprietary evolved 4DMT capsid variants and naturally occurring capsids. Our team has manufactured over 400 total lots of AAV vectors for research or clinical use. This total also includes multiple lots of product candidate material for GLP toxicology and biodistribution studies. We have in-house cGMP manufacturing capabilities for clinical trial material production. Our manufacturing team has completed and released 28 lots of clinical trial material for six product candidates in current or previous clinical development. Leveraging internal testing capabilities in addition to qualified contract testing laboratories, we fully test and release our GLP and GMP lots for use in toxicology and clinical trials, respectively. We have developed and qualified assays for characterization, in-process testing, and release and stability testing of our internally and externally manufactured proprietary AAV vectors.

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

Manufacturing Facilities

Our manufacturing facilities are on site at company headquarters in Emeryville, California and include process development labs, an analytical development lab, QC lab, and a cGMP manufacturing facility. These process development facilities are designed for production of material for GLP toxicology and biodistribution studies. In addition, our cGMP facilities run at commercial scale (including adherent bioreactors and suspension stirred-tank reactors) and have provided materials for Phase 1 through Phase 3 clinical trial material.

Manufacturing Team

Our team of approximately 50 highly trained individuals is led by our President and Chief Operating Officer, Dr. Fred Kamal, and includes Ph.D. scientists. Collectively, they have significant experience in viral vector manufacturing, chemistry-manufacturing-controls (“CMC”), regulatory affairs, analytical and process development, and quality assurance and controls. As of February 2024, our team had submitted 7 INDs, all of which have been granted clearance by the U.S. FDA, enabling our clinical candidates to advance to Phase 3 clinical development. Our team also has experience prior to 4DMT with manufacturing multiple viral vectors from preclinical studies through to multiple Phase 3 trials. For example, Dr. Kamal helped to write and compile the AAV gene therapy Biologics License Application (BLA) for Zolgensma ("Novartis"), the first AAV gene therapy approved for intravenous administration in humans.

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

Our product and lead optimization candidates were discovered by us utilizing our proprietary technology. We have filed several non-provisional and provisional patent applications, all owned by us, relating to our product and lead optimization candidates in the United States and certain foreign countries and through the World Intellectual Property Organization that are directed to compositions of matter, dosing regimens, methods of treatment, medical uses, and formulations. We have also licensed several non-provisional patent applications, granted patents and international patent applications relating to our targeted and evolved vector, A101, which is used in 4D-710 and 4D-725, and to other AAV-based technologies.

As of February 14, 2025, our solely owned patent portfolio includes eighteen granted U.S. patents and sixty-five granted foreign patents; each of these patents is expected to expire between May 2037 and August 2041,,excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our solely owned patent portfolio also includes thirteen pending U.S. non-provisional applications and one hundred and twenty-nine pending foreign applications. We expect that United States and European patents, if issued from pending applications in our solely owned portfolio, would expire between May 2037 and March 2043, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Additional patent term for the presently issued or later issued U.S. patents may be awarded as a result of the patent term extension provision of the Hatch-Waxman Amendments of 1984. Similarly, in the European Union member countries, a supplementary protection certificate, if obtained, provides up to an additional five years of market exclusivity. Our solely owned patent portfolio also includes nine pending U.S. provisional patent applications.

In other jurisdictions (currently, Argentina, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Costa Rica, Egypt, Hong Kong, India, Indonesia, Iran, Israel, Japan, Korea, Kuwait, Malaysia, Mexico, New Zealand, Oman, Peru, Philippines, Qatar, Russia, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, United Arab Emirates, Ukraine, and Vietnam), patents, if issued on pending applications in our solely owned patent portfolio, where applicable, relating to our product and lead optimization candidates, including composition of matter, dosing regimen, method of treatment, medical uses, and formulations are expected to expire between May 2037 and March 2043, if the appropriate maintenance, renewal, annuity, and other government fees are paid. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of any of our product candidates is obtained in those countries. For example, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

As of February 14, 2025, our in-licensed U.C. Berkeley patent portfolio, relating to our vector, A101, and other AAV-based technologies, includes four granted U.S. patents and nine granted foreign patents; each of these patents is expected to expire between August 2027 and June 2038, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our in-licensed U.C. Berkeley patent portfolio also includes two pending U.S. non-provisional patent applications and twelve pending foreign patent applications. We expect that United States and European patents, if issued from applications in our in-licensed U.C. Berkeley portfolio would expire between August 2027 and June 2038, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid.

As of February 14 2025, our in-licensed University of Pennsylvania patent portfolio includes two granted U.S. patents and six granted foreign patents; each of these patents is expected to expire September 2036, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our in-licensed University of Pennsylvania patent portfolio also includes one pending U.S. non-provisional patent application and eleven pending foreign patent applications. We expect that United States and European patents, if issued from applications in our in-licensed portfolio would expire September 2036, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid.

In other jurisdictions (currently, for our in-licensed U.C. Berkeley patent portfolio, Australia, Brazil, Canada, China, Hong Kong, India, Japan, Korea and Mexico, and for our in-licensed University of Pennsylvania patent portfolio, Australia, Brazil, Canada, China, Israel, Japan, Korea and Hong Kong), patents, if issued on pending applications in our in-licensed patent portfolio, where applicable, relating to our product candidates, including composition of matter and various other patents, including dosage unit form, method-of-treatment and medical use patents are expected to expire between August 2027 and June 2038 for our in-licensed U.C. Berkeley patent portfolio, and expire September 2036 for our in-licensed University of Pennsylvania patent portfolio, if the appropriate maintenance, renewal, annuity, and other government fees are paid. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of any of our product or lead optimization candidates is obtained in those countries. For example, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

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

Strategic Collaborations

Astellas Gene Therapies, Inc.

On July 5, 2023, we entered into a licensing agreement (the “License Agreement”) with Astellas Gene Therapies, Inc. (“AGT”), pursuant to which we granted to AGT a license to utilize our intravitreal R100 vector (“4D Vector”) to develop and commercialize licensed compounds and licensed products for one genetic target implicated in rare monogenic ophthalmic disease(s), with options to add up to two additional targets implicated in rare monogenic ophthalmic diseases after paying additional option exercise fees. Under the terms of the License Agreement, we have provided our 4D vector technology to Astellas to deliver Astellas’ genetic payloads for the treatment of rare monogenic diseases. Astellas will conduct all subsequent research, development, manufacturing, and commercialization activities. As partial consideration for the rights and licenses granted to AGT by us under this Agreement, AGT paid us an upfront amount of $20 million, which was received in July 2023. We may receive potential future option fees and milestones of up to $942.5 million including potential near-term development milestones of $15 million for the initial target. In addition, we are entitled to receive mid-single digit to double-digit, sub-teen royalties on net sales of all licensed products.

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
•
approval by an Institutional Review Board ("IRB") or ethics committee at each clinical site before the trial is commenced;
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

We have obtained RMAT designation for 4D-150 for the treatment of neovascular (wet) AMD, and we plan to seek additional expedited designations for some or all of our product candidates in which there is a medically plausible basis for the use of these products.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We have obtained orphan drug designation for 4D-710 for the treatment of cystic fibrosis.

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

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be reimbursed by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product, particularly for genetic medicine products where the Centers for Medicare & Medicaid Services (“CMS”) and other third-party payors in the United States have not yet established a uniform policy of coverage and reimbursement. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may be limited, which may impact physician utilization.

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

Employees and Human Capital

As of February 11, 2025, we had 227 full-time employees. Of these employees, 166 are engaged in research and development and 55 hold M.D. or Ph.D. degrees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human resources objectives include, as applicable, identifying, recruiting, developing, managing, retaining, incentivizing and integrating our employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Facilities

We lease approximately 91,000 square feet of office, research and development, engineering, laboratory and warehouse space in Emeryville, California under lease agreements that expire between August 2026 and December 2030. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

•
We are in the early stages of drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.
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
•
The regulatory approval processes of the FDA, European Medicines Agency ("EMA") and comparable foreign regulatory authorities are lengthy, expensive, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are in the early stages of drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

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

We have incurred recurring net losses, including net losses of $160.9 million and $100.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $576.2 million.

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
•
are adversely impacted by general economic conditions, such as rising inflation, tariffs and increased interest rates;
•
defend against any product liability claims or other lawsuits related to our products; and
•
experience delays in our preclinical studies and clinical trials, whether current or planned, due to pandemics or public health emergencies.

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

As of December 31, 2024, we had $505.5 million in cash and cash equivalents and marketable securities.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will allow us to fund our planned operations for at least one year from the date of the issuance of the financial statements included in this report.

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

Due to the significant resources required for the development of our product candidates, in particular our product candidates in IND-enabling studies and those in clinical trials, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain product candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the biopharmaceutical industry, in particular for ophthalmology and pulmonology, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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
•
future accounting pronouncements or changes in our accounting policies; and
•
the impact from general macroeconomic trends, such as higher inflation, tariffs and increased interest rates.

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

All of our product candidates are based on genetic medicine technology, and our future success depends on the successful development of this novel therapeutic approach. We cannot assure you that any development problems we or other genetic medicine companies experience in the future related to genetic medicine technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical study requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, EMA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, few genetic medicine products have been approved by the FDA or comparable foreign regulatory authorities, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union (“EU”) or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

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
•
the effects of any public health emergencies which may result in delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols;
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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or a clinical trial application (“CTA”) will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could delay, suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. For example, in 2025, we plan to initiate Phase 3 studies comparing a single dose of 4D-150 3E10 vg/eye to on-label aflibercept 2mg Q8 weeks. If we experience any delays in completing these trials, due to delays in enrollment or other factors, it could result in serious harm our business. Events that may prevent successful or timely initiation or completion of clinical trials include:

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
•
delays in our clinical development plans due to public health emergencies; and
•
a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all.

The ability of the FDA and foreign regulatory authorities to review and/or approve new products can be affected by a variety of factors, including government budget, personnel, and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the novel coronavirus ("COVID-19") pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could seriously harm our business.

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. For example, the BIOSECURE Act (H.R. 7085) implicates U.S. government contracts, grants, and loans to entities that use equipment and services from certain named Chinese biotech companies, and authorizes the U.S. government to name additional Chinese biotechnology companies “of concern.” The BIOSECURE Act was passed by the House of Representatives in September 2024 and a substantially similar bill is pending in the Senate (S.3558). If the BIOSECURE Act becomes law, or similar laws or restrictions are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, collaborate with, or otherwise work with certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible that some of our contractual counterparties could be impacted by the legislation described above. Such counterparties may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our product candidates.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the indications for which we have product candidates, including wet AMD, DME, GA, cystic fibrosis, and Fabry disease. Certain of our competitors have commercially approved products for the treatment of the diseases that we are pursuing or may pursue in the future, including Apellis, Astellas, Regeneron, Roche, Sanofi, Takeda and Vertex. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to our product candidates. Companies that we are aware are developing therapeutics in the ophthalmology, cardiology and pulmonology disease areas include large companies with significant financial resources, such as Abbvie, Astellas, Novartis, Opthea, Pfizer, Roche, Sanofi, Takeda and Vertex, and biopharmaceutical companies such as Adverum, Amicus,

Apellis, Eyepoint, Kodiak, Krystal, Ocular, Opthea, Recode, REGENXBIO, and Spirovant. In addition to competition from other companies targeting ophthalmology, pulmonology, and cardiology any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

We have completed the build out of approximately 17,000 square feet of laboratory and manufacturing space at our headquarters in Emeryville, California, a large portion of which we plan to devote to manufacturing activities for our clinical trials under cGMP. We may face delays in the production of clinical supply at our manufacturing facility and cannot guarantee when our facility will be able to produce sufficient quantities of product candidates needed to support our planned clinical trials. Any delays in developing our internal manufacturing capabilities may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates through third-party manufacturers. Moreover, changing manufacturing facilities during the clinical development process may also require that we or our collaborators conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements.

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

We rely on third-party suppliers for the raw materials required for the production of our product candidates. Third-party suppliers could increase their prices or be unable to supply us with adequate raw materials, on a timely basis or at all, for a variety of reasons, including potential restrictions on trade or tariffs. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors who are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any interruption in supply of raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supplier in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would seriously harm our business.

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

We have received Fast Track designation for 4D-310 for the treatment of Fabry disease and we may seek Fast Track designation for certain future product candidates. However, we may not be able to obtain such designations, and there is no guarantee that 4D-310 will experience a faster regulatory review or obtain regulatory approval.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this disease condition, the product sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A BLA for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We have received Fast Track designation for 4D-310 for the treatment of Fabry disease and we may receive Fast Track designation for other product candidates in the future; however, we may not experience a faster development, review or approval process, and receipt of the designation does not increase the likelihood that the FDA will approve 4D-310 for any indication. In addition, the FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

We have received orphan drug designation for 4D-710 for cystic fibrosis and for 4D-310 for the treatment of Fabry disease, and we may seek orphan drug designation for certain future product candidates. However, we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

We have received orphan drug designation in the United States for 4D-710 for the treatment of cystic fibrosis and for 4D-310 for the treatment of Fabry disease. In the EU, we have received orphan designation for 4D-310 for the treatment of Fabry disease. Although we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. Orphan designation is granted by the European Commission (“EC”) based on a scientific opinion of the EMA’s Committee for Orphan Medicinal Products (“COMP”). A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization.

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

We have received Regenerative Medicine Advanced Therapy ("RMAT") and PRIority MEdicine ("PRIME") designation for 4D-150 for the treatment of wet AMD. We may seek RMAT and PRIME designations for certain future product candidates, however we may not be able to obtain such designations, and there is no guarantee that 4D-150 will experience a faster regulatory review or obtain regulatory approval.

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

In the EU, 4D-150 was accepted into the PRIME scheme by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) for the treatment of wet AMD. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which was launched by the EMA in 2016 and provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target an unmet medical need. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

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

Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, after December 20, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by December 20, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers, regardless of any rare pediatric disease designation, unless the program is reauthorized by Congress.

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

Moreover, geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the U.S. and foreign government actions related to Russia’s conflict with Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. For example, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the U.S. without consent or compensation. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our product candidates and our patents or other IP rights may not be effective or sufficient to prevent them from competing.

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

In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Further, we may need to share our trade secrets and confidential know-how with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or actors in other countries, and those affiliated with or controlled by state actors.

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

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from factors such as increased inflation or closure of or liquidity issues at financial institutions or other macro factors such as a pandemic or geopolitical tensions could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition.

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

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant undertaking, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the Data Privacy Framework ("DPF"), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other pre-change tax attributes if we undergo a future ownership change. We have experienced ownership changes in the past and in 2024. We may also experience ownership changes as a result of any future shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our NOLs and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation. We will be unable to use our NOLs or other tax attributes if we do not attain profitability sufficient to offset our available NOLs or other tax attributes prior to their expiration, to the extent subject to expiration.

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
•
the impact of political instability, natural disasters, war and/or events of terrorism, such as the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China, and the ongoing war in the Middle East;
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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of these analysts should drop research coverage of us or if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

Additionally, as of December 31, 2024, there are pre-funded warrants outstanding to purchase 9,893,476 shares of common stock, which are exercisable at a nominal exercise price. If holders of these pre-funded warrants exercise these securities, existing shareholders will suffer dilution to their voting power and the Company may experience dilution in its earnings per share, as well as a negative impact on its share price.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 82% of our outstanding common stock as of December 31, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404“) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts.

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

Unfavorable conditions in the global economy caused by global political unrest or conflicts, including the ongoing conflict between Russia and Ukraine and in the Middle East, may exacerbate certain risks we face.

Political unrest, international conflict, terrorism or war, such as Russia’s invasion of Ukraine and the armed conflict in the Middle East, and the global response to these conflicts, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations and partner contracts, and we currently do not expect existing conflicts to directly have a significant effect on our financial condition or results of operations. However, if hostilities persist, escalate or expand, risks that we have identified in this Quarterly Report on Form 10-Q may be materially increased. For example, if our supply arrangements or clinical operations are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the ongoing conflicts, which could adversely affect our ability to maintain or enhance our cyber security measures. These and other risks are described more fully in this “Risk Factors” section.

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

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The Committee members receive presentations on cybersecurity topics from our Senior Vice

President, Information Technology & Facilities, internal security staff or external experts as part of the Committee’s continuing education on topics that impact public companies.

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

Item 2. Properties.

Our corporate headquarters are located in Emeryville, California, where we lease approximately 91,000 square feet of office, research and development, engineering, laboratory and warehouse space pursuant to lease agreements that expire between August 2026 and December 2030. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

Holders of Common Stock

As of February 26, 2025, there were approximately 13 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Overview

We are a leading late-stage biotechnology company advancing durable and disease-targeted therapeutics with potential to transform treatment paradigms and provide unprecedented benefits to patients. Our core pipeline focus is advancing 4D-150 for the treatment of wet AMD and DME through late-stage studies and 4D-710 for treatment of cystic fibrosis through early-stage studies. We believe these product candidates are differentiated and can support meaningful near-term and long-term value generation.

In January 2025, we implemented a strategic pipeline prioritization designed to prioritize the development of 4D-150 and 4D-710. Further, we will be seeking strategic alternatives, including potential partnering, for our other clinical stage product candidates: 4D-175 for the treatment of geographic atrophy, 4D-725 for the treatment of alpha-1 antitrypsin deficiency, and 4D-310 for the treatment of Fabry disease cardiomyopathy. In addition, we terminated the development of 4D-110 for the treatment of choroideremia and 4D-125 for the treatment of X-linked retinitis pigmentosa.

Our lead product candidate 4D-150 utilizes our proprietary R100 vector and a transgene cassette encoding aflibercept and inhibitory miRNA targeting vascular endothelial growth factor-C (“VEGF-C”). 4D-150 was designed to become the first backbone therapy for the treatment of retinal vascular diseases by providing multi-year sustained production of anti-VEGF from the retina with a single, safe, intravitreal injection, substantially reducing treatment burden and improving long-term patient outcomes. 4D-150 is initially being developed for the treatment of wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”).

Our second priority product candidate is 4D-710, which we believe is the first known genetic medicine to demonstrate successful delivery and expression of the CFTR transgene in the lungs of people with cystic fibrosis (CF). We believe these results will translate into durable clinical improvements in people with CF, including improved lung function and quality of life.

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

Our net losses were $160.9 million and $100.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $576.2 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

On August 5, 2024, we named Dhaval Desai, PharmD as Chief Development Officer who will oversee late-stage Product Development, Medical Affairs, Scientific Communications, Regulatory and Quality operations. Dhaval was most recently SVP & Chief Development Officer at Iveric Bio where he led development and approval of IZERVAY.

Also on August 5, 2024, we named Carlos Quezada-Ruiz, M.D., FASRS as SVP, Therapeutic Area Head, Ophthalmology who will lead the Ophthalmology franchise and oversee Early- and Late-stage Clinical Development. Dr. Quezada-Ruiz was most recently Group Medical Director, Ophthalmology at Genentech where he led clinical development and approval of VABYSMO and SUSVIMO.

Effective September 25, 2024, Christopher Simms joined as Chief Commercial Officer and will oversee Pre-commercial and Commercial organizations, pre-launch preparations and development. Chris was most recently SVP & Chief Commercial Officer at Iveric Bio where he led commercial strategy and execution for the launch of IZERVAY.

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

In August 2019, we amended our agreement with uniQure and entered into a separate new collaboration and license agreement with uniQure. Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue in August 2019. We began recognizing revenue related to uniQure in 2020 and recognized the remaining revenue under the agreement during the third quarter of 2023. We recognized immaterial revenue during the during the year ended December 31, 2023 related to this agreement. See Note 7, Research and Collaboration Agreements, to our financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement.

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

At this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, and incur expenses associated with hiring additional personnel to support our research and development efforts. We have strengthened our ophthalmology senior leadership team and announced formation of the Ophthalmology Advisory Board, ahead of first Phase 3 clinical trial initiation for 4D-150 in wet AMD. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. See the section titled “Risk Factors” for additional risks regarding regulatory development and approval.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenue:
Collaboration and license revenue	$37	$20,723	$(20,686)	-100%
Operating expenses:
Research and development	141,299	97,096	44,203	46%
General and administrative	46,579	36,494	10,085	28%
Total operating expenses	187,878	133,590	54,288	41%
Loss from operations	(187,841)	(112,867)	(74,974)	66%
Other income (expense):
Interest income	27,050	12,211	14,839	122%
Other expense, net	(77)	(181)	104	-57%
Total other income, net	26,973	12,030	14,943	124%
Net loss	$(160,868)	$(100,837)	$(60,031)	60%

Revenue

Revenue for the year ended December 31, 2024 decreased by $20.7 million, or 100%, from the year ended December 31, 2023. The decrease in revenue is due to the upfront fees received from the License Agreement with Astellas in 2023.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Research and development trials and consumables expenses	$64,757	$39,550	$25,207	64%
Payroll and personnel expenses	57,383	42,848	14,535	34%
Facilities and other research and development expenses	19,159	14,698	4,461	30%
Total research and development expenses	$141,299	$97,096	$44,203	46%

Research and development expenses for the year ended December 31, 2024 increased by $44.2 million, or 46%, from the year ended December 31, 2023. The increase was due to the following:

•
a $25.2 million increase in research and development trials and consumables expense mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $14.5 million increase in payroll and personnel expenses due to increased headcount of research and development personnel, including a $4.1 million increase in employee stock-based compensation; and

•
a $4.5 million increase in consulting services, facilities related expenses, software expenses and other research and development related expenses.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 increased by $10.1 million, or 28%, from the year ended December 31, 2023. The increase was due to:

•
a $5.1 million increase in personnel costs mainly due to increased headcount of general and administrative personnel, including a $0.8 million increase in employee stock-based compensation;
•
a $5.0 million increase mainly due to increased consulting and outside services, increased non-employee stock compensation expense, increased facilities related expenses, software expenses, audit and tax fees, service fees and business taxes, which was partially offset by lower business insurance.

Other Income, Net

Other income, net, increased by $15.0 million, or 124%, from the year ended December 31, 2023 to the year ended December 31, 2024. The increase is attributable to higher balances of cash equivalents and marketable securities, and higher market yields on our cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of our equity securities, including from the sale of our common stock in our IPO, Follow-on Offerings, and “at-the-market” offerings and the sale of our Series A, Series A-1, Series B and Series C redeemable preferred stock, and to a lesser extent from cash received pursuant to our collaboration and license agreements.

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

In June 2024, we entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”) as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that we filed with the SEC in February 2024 as an “at-the-market” offering under the Securities Act (the “2024 ATM Offering Program”). For the year ended December 31, 2024, no shares had been sold pursuant to the Leerink Sales Agreement.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $505.5 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $576.2 million at December 31, 2024. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

We do not have any committed external sources of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to complete the clinical development for the product candidates for treatment of wet AMD, DME, GA, cystic fibrosis lung disease, alpha-1 antitrypsin deficiency lung disease, Fabry disease cardiomyopathy or any other indication we may pursue. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders. Further, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates and inflation, natural disasters and pandemics.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(134,585)	$(75,792)
Net cash provided by (used in) investing activities	(302,437)	115,717
Net cash provided by financing activities	337,250	156,832
Net increase (decrease) in cash and cash equivalents	$(99,772)	$196,757

Net Cash Used in Operating Activities

Net cash used in operating activities was $134.6 million for the year ended December 31, 2024. This was primarily due to the net loss of $160.9 million partially offset by a change of $25.7 million in noncash charges and by a net change of $0.5 million in our operating assets and liabilities. The noncash charges primarily consisted of stock-based compensation expense of $26.1 million, depreciation and amortization of $4.7 million and amortization of operating lease right-of-use assets of $2.1 million, partially offset by accretion of discount on marketable securities of $7.2 million. The change in operating assets and liabilities was primarily due to a $6.5 million increase in accrued and other liabilities, a $0.9 million increase in accounts payable and $0.1 million increase in deferred revenue, offset by a $1.7 million decrease in operating lease liabilities, a $1.7 million increase in prepaid expenses and other current assets and a $3.6 million increase in other assets.

Net cash used in operating activities was $$75.8 million for the year ended December 31, 2023. This was primarily due to the net loss of $100.8 million partially offset by a change of $24.4 million in noncash charges and by a net change of $0.6 million in our operating assets and liabilities. The noncash charges primarily consisted of stock-based compensation expense of $19.7 million, depreciation and amortization of $4.2 million, amortization of operating lease right-of-use assets of $1.5 million and change in fair value of derivative liability of $0.2 million, partially offset by accretion of discount on marketable securities of $1.2 million. The change in operating assets and liabilities was primarily due to a $3.4 million increase in accrued and other liabilities and a $0.9 million increase in accounts payable, offset by a $0.7 million decrease in deferred revenue, $1.5 million decrease in operating lease liabilities and a $1.4 million increase in prepaid expenses and other current assets.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $302.4 million for the year ended December 31, 2024. This was due to purchases of marketable securities of $467.6 million and purchases of property and equipment of $3.8 million, offset by maturities of marketable securities of $169.0 million.

Net cash provided by investing activities was $115.7 million for the year ended December 31, 2023. This was due to maturities of marketable securities of $173.3 million offset by purchases of marketable securities of $54.8 million and purchases of property and equipment of $2.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $337.3 million for the year ended December 31, 2024. This was due to proceeds from the issuance of common stock upon public offering, net of issuance costs, of $316.1 million, proceeds from the issuance of common stock from the 2022 ATM Offering Program of $15.3 million, proceeds from the issuance of common stock from the exercise of stock options and warrants of $4.6 million and proceeds from the issuance of common stock from purchases from the Company’s 2020 Employee Stock Purchase Plan (“ESPP”) of $1.3 million.

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

As of December 31, 2024, our principal commitments consisted of obligations under our operating lease for our headquarters. Please see Note 9 to our financial statements included elsewhere in this report.

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

Accrued Clinical Research Organization Costs

We estimate our accrued clinical research organization costs as of each balance sheet date. This process involves reviewing contracts and purchase orders with service providers, identifying services that have been performed on our behalf and estimating the level of service performed, the expected remaining period of performance and the associated expenses incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Depending on the timing of payments to the service providers and the estimated expenses incurred, we may record net prepaid or accrued clinical research organization expenses relating to these costs.

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

As of December 31, 2024, the unrecognized stock-based compensation expense related to stock options was $54.5 million and is expected to be recognized as expense over a weighted-average period of approximately 2.1 years. The intrinsic value of all outstanding stock options as of December 31, 2024 was approximately $0.3 million, of which $0.3 million related to vested options and zero related to unvested options.

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

NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The Company has experienced ownership changes in the past, as well as in 2024. As a result of the ownership changes, approximately $21.1 million of the federal research and development credits are permanently limited and will expire unused for federal income tax purposes, and such amounts are excluded from the federal research and development credit carryforwards as of December 31, 2024. Subsequent ownership changes may result in additional limitations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $505.5 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

4D Molecular Therapeutics, Inc.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined under Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of our 2024 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting within 120 days after December 31, 2024 (the “Proxy Statement”) and is incorporated in this Annual Report on Form 10-K by reference.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

(3)
Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	11/22/23	3.1

4.1	Description of Securities of the Registrant.				X

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Form of Pre-Funded Warrant issued in conjunction with February 2024 offering	8-K	2/9/24	4.1

4.4	Form of Pre-Funded Warrant issued in conjunction with November 2024 exchange	10-Q	11/13/24	4.4

4.5	Form of Pre-Funded Warrant issued in conjunction with December 2024 exchange	8-K	12/11/24	4.1

10.1(a)#	2015 Equity Incentive Plan.	S-1	11/17/20	10.1(a)

10.1(b)#	Form of Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	11/17/20	10.1(b)

10.2(a)#	2020 Incentive Award Plan.	S-8	12/15/20	99.2(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(d)

10.3#	2020 Employee Stock Purchase Plan.	S-8	12/15/20	99.3

10.4†	Form of Indemnification Agreement for directors and officers.	S-1/A	12/7/20	10.4

10.5†	Amended and Restated Collaboration and License Agreement, dated August 6, 2019, between the Registrant and uniQure biopharma B.V.	S-1	11/17/20	10.6

10.6†	Collaboration and License Agreement, dated August 6, 2019, by and between the Registrant and uniQure biopharma B.V.	S-1	11/17/20	10.7

10.7†	Exclusive License and Bailment Agreement, dated December 19, 2013, between the Registrant and The Regents of the University of California.	S-1/A	12/7/20	10.8

10.8†	Exclusive License and Bailment Agreement, dated December 19, 2013, between the Registrant and The Regents of the University of California.	S-1/A	12/7/20	10.9

10.9#	Offer Letter, dated March 20, 2015 between David Kirn, M.D. and the Registrant.	S-1/A	12/7/20	10.10

10.10#	Change in Control and Severance Agreement, dated September 22, 2021, by and between David Kirn and 4D Molecular Therapeutics, Inc.	8-K	9/24/21	10.1

10.11#	Change in Control and Severance Agreement, dated September 22, 2021, by and between Fred Kamal and 4D Molecular Therapeutics, Inc.	10-Q	11/10/21	10.4

10.12#	Restated Amended and Restated Non-Employee Director Compensation Policy.	10-Q	5/12/22	10.1

10.13†	License Agreement between the Registrant and Astellas Gene Therapies, Inc., dated as of July 5, 2023	10-Q	11/9/23	10.1

10.14#	Offer Letter, dated September 4, 2023, between Uneek Mehra and the Registrant	10-K	2/29/24	10.14

10.15#	Change in Control and Severance Agreement, dated August 29, 2023, by and between Uneek Mehra and the Registrant	10-K	2/29/24	10.15

10.16#	Change in Control and Severance Agreement, dated September 22, 2021, by and between Scott Bizily and the Registrant	10-K	2/29/24	10.16

10.17#	Amended and Restated Change in Control and Severance Agreement, dated June 23, 2023 by and between Robert Kim and the Registrant	10-K	2/29/24	10.17

10.18	Sales Agreement, dated June 7, 2024, by and between the Registrant and Leerink Partners LLC	8-K	6/7/24	1.1

10.19#	2025 Employment Inducement Award Plan.				X

10.20#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2025 Employment Inducement Award Plan.				X

10.21#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2025 Employment Inducement Award Plan.				X

19.1†	Insider Trading Compliance Policy, dated as of November 4, 2024				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on the signature page of this Form 10-K).				X

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97	Registrant’s Policy for Recovery of Erroneously Awarded Compensation	10-K	2/29/24	97

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

4D Molecular Therapeutics, Inc.

Date: February 28, 2025	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Kim, M.D. and Uneek Mehra, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Kirn	Chief Executive Officer and Director	February 28, 2025
David Kirn, M.D.	(Principal Executive Officer)

/s/ Uneek Mehra	Chief Financial and Business Officer	February 28, 2025
Uneek Mehra	(Principal Financial and Accounting Officer)

/s/ John F. Milligan	Executive Chairman	February 28, 2025
John F. Milligan, Ph.D.

/s/ Jacob Chacko	Director	February 28, 2025
Jacob Chacko, M.D., MBA

/s/ Susannah Gray	Director	February 28, 2025
Susannah Gray, MBA

/s/ Nancy Miller-Rich	Director	February 28, 2025
Nancy Miller-Rich

/s/ Charles P. Theuer	Director	February 28, 2025
Charles P. Theuer, M.D., Ph.D.

/s/ Shawn Cline Tomasello	Director	February 28, 2025
Shawn Cline Tomasello, MBA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 4D Molecular Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of 4D Molecular Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Clinical Research Organization Costs

As described in Notes 2 and 6 to the financial statements, the Company recorded $7.98 million in accrued clinical and preclinical study costs, a majority of which relates to accrued clinical research organization (CRO) costs as of December 31, 2024. Accrued CRO costs include direct costs, as well as costs associated with patient visits and site activations. These costs are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced by CROs, are included in accrued and other current liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Estimating the accrued clinical research organization costs as of each balance sheet date requires the process of reviewing contracts and purchase orders with service providers, identifying services that have been performed on the Company’s behalf and estimating the level of service performed, the expected remaining period of performance and the associated expenses incurred for the service when the Company has not yet been invoiced or notified of actual cost.

The principal consideration for our determination that performing procedures relating to accrued CRO costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s accrued CRO costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to completeness and accuracy of accrued CRO costs, including controls relating to the reliability of data used in development of the estimates. These procedures also included, among others, (1) testing management’s process for developing the estimated accrued CRO costs, (2) testing the completeness and accuracy of the data used in developing the CRO accruals, including data related to patient visits and clinical site activations, (3) confirming clinical costs with the clinical vendors on a sample test basis and (4) examining clinical vendor contracts to evaluate the completeness and accuracy of costs considered in the estimates.

/s/PricewaterhouseCoopers LLP

San Jose, California

February 28, 2025

We have served as the Company’s auditor since 2016.

4D Molecular Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$149,336	$249,108
Marketable securities	275,541	39,124
Prepaid expenses and other current assets	10,055	8,356
Total current assets	434,932	296,588
Marketable securities, long-term	80,583	10,954
Property and equipment, net	19,534	20,126
Operating lease right-of-use assets, net	21,074	11,539
Other assets	4,261	684
Total assets	$560,384	$339,891
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,386	$3,515
Accrued and other current liabilities	18,869	12,014
Deferred revenue	257	273
Operating lease liabilities, current portion	5,637	3,149
Total current liabilities	29,149	18,951
Deferred revenue, net of current portion	1,057	972
Derivative liability	410	369
Operating lease liabilities, long-term portion	18,969	11,522
Other liabilities	193	248
Total liabilities	49,778	32,062
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at December 31, 2024 and 2023; 45,793,942 and 43,075,218 shares issued and outstanding at December 31, 2024 and 2023, respectively	5	4
Additional paid-in capital	1,086,567	723,136
Accumulated other comprehensive gain	229	16
Accumulated deficit	(576,195)	(415,327)
Total stockholders’ equity	510,606	307,829
Total liabilities and stockholders’ equity	$560,384	$339,891

The accompanying notes are an integral part of these financial statements

4D Molecular Therapeutics, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue:
Collaboration and license revenue	$37	$20,723
Operating expenses:
Research and development (includes $1,005 and $183 for the years ended December 31, 2024 and 2023, respectively, attributable to related parties)	141,299	97,096
General and administrative	46,579	36,494
Total operating expenses	187,878	133,590
Loss from operations	(187,841)	(112,867)
Other income (expense):
Interest income	27,050	12,211
Other expense, net	(77)	(181)
Total other income, net	26,973	12,030
Net loss	$(160,868)	$(100,837)
Net loss per share, basic and diluted	$(2.98)	$(2.58)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	53,943,741	39,130,067

The accompanying notes are an integral part of these financial statements

4D Molecular Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(160,868)	$(100,837)
Other comprehensive loss:
Net unrealized gain on marketable securities	213	1,212
Total comprehensive loss	$(160,655)	$(99,625)

The accompanying notes are an integral part of these financial statements.

4D Molecular Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	32,626,627	$3	$547,020	$(1,196)	$(314,490)	$231,337
Issuance of common stock upon exercise of stock options and warrants	574,740	—	7,310	—	—	7,310
Issuance of common stock for the ATM offering program	1,098,612	—	19,348	—	—	19,348
ATM offering costs	—	—	(680)	—	—	(680)
Issuance of common stock upon public offering, net of issuance costs	8,625,000	1	129,207	—	—	129,208
Stock-based compensation expense	—	—	19,665	—	—	19,665
Issuance of common stock - 2020 ESPP	150,239	—	1,178	—	—	1,178
Vesting of common stock warrants issued for services	—	—	88	—	—	88
Net unrealized gain on marketable securities	—	—	—	1,212	—	1,212
Net loss	—	—	—	—	(100,837)	(100,837)
Balances at December 31, 2023	43,075,218	$4	$723,136	$16	$(415,327)	$307,829
Issuance of common stock upon exercise of stock options and vesting of RSUs	427,036	—	4,580	—	—	4,580
Issuance of common stock upon public offering, net of issuance costs - February / March 2024 Public Offering Sale	7,845,314	1	316,148	—	—	316,149
Issuance of common stock upon ATM offering, net of issuance costs	585,938	—	15,263	—	—	15,263
Issuance of common stock - 2020 ESPP	170,436	—	1,258	—	—	1,258
Issuance of pre-funded warrant for common stock conversions	(6,310,000)	—	—	—	—	—
Stock-based compensation expense	—	—	26,116	—	—	26,116
Vesting of common stock warrants issued for services	—	—	66	—	—	66
Net unrealized gain on marketable securities	—	—	—	213	—	213
Net loss	—	—	—	—	(160,868)	(160,868)
Balances at December 31, 2024	45,793,942	$5	$1,086,567	$229	$(576,195)	$510,606

The accompanying notes are an integral part of these financial statements.

4D Molecular Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(160,868)	$(100,837)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	26,116	19,665
Vesting of common stock warrants in return for services	66	88
Change in fair value of derivative liability	41	157
Depreciation and amortization	4,653	4,204
Amortization of right-of-use assets	2,052	1,545
Net amortization (accretion) of premium (discount) on marketable securities	(7,182)	(1,244)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,699)	(1,399)
Other assets	(3,577)	(70)
Accounts payable	871	896
Accrued and other liabilities	6,524	3,371
Deferred revenue	69	(715)
Operating lease liabilities	(1,651)	(1,453)
Net cash used in operating activities	(134,585)	(75,792)
Cash flows from investing activities
Acquisition of property and equipment	(3,786)	(2,771)
Purchase of marketable securities	(467,652)	(54,802)
Maturities of marketable securities	169,001	173,290
Net cash provided by (used in) investing activities	(302,437)	115,717
Cash flows from financing activities
Issuance of common stock upon public offerings, net of issuance costs	316,149	129,208
Issuance of common stock upon exercise of stock options and warrants	4,580	7,310
Issuance of common stock - 2020 ESPP	1,258	1,178
Issuance of common stock for the ATM offering program, net of issuance costs	15,263	19,136
Net cash provided by financing activities	337,250	156,832
Net increase (decrease) in cash and cash equivalents	(99,772)	196,757
Cash and cash equivalents, beginning of period	249,108	52,351
Cash and cash equivalents, end of period	$149,336	$249,108
Supplemental disclosures of noncash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other liabilities	$509	$234
Right-of-use assets obtained in exchange for lease obligations	$11,587	$—
Deferred ATM costs reclassification	$—	$468

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $576.2 million as of December 31, 2024. The Company believes that its cash and cash equivalents and marketable securities as of December 31, 2024 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these financial statements for the year ended December 31, 2024. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Use of Estimates and Judgments

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses; and disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates include the determination of useful lives for property and equipment, the contract term, transaction price and costs of collaboration agreements, options and derivative instruments and income tax uncertainties. Actual results could differ from those estimates.

Due to the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates, tariffs and inflation, natural disasters and health crises, such as pandemics, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2024. While there was not a material impact to the Company’s financial statements as of December 31, 2024, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the financial statements in future reporting periods.

Segment Information

The Company manages its business as one segment which includes all activities related to the discovery, development, and commercialization of medicines for specific diseases. See Note 18, Segment Information for financial information related to the Company's one segment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company’s cash is held at two financial institutions in the United States of America. The Company’s cash equivalents are invested in money market funds. The Company also invests in certificates of deposit, U.S. Treasuries, U.S. government sponsored agencies, commercial paper and corporate bonds. The Company has not experienced any losses on its deposits of cash and cash equivalents. Such deposits may, at times, exceed federally insured limits.

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Year Ended December 31,
	2024	2023
Customer A	100%	*
Customer B	0%	97%
Total	100%	97%

* Less than 10%

The Company did not have accounts receivable from its partners in collaboration and license agreements as of December 31, 2024 and 2023.

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Netherlands	$—	$567
United States	37	20,156
Total revenue	$37	$20,723

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds.

Marketable Securities

Marketable securities consist of certificates of deposit, commercial paper, corporate bonds, U.S. Treasuries and U.S. government sponsored agencies and are included in current and noncurrent assets. The Company classifies its marketable securities as available-for-sale and carries them at fair value on its balance sheet. Fair value is estimated using independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses on the marketable securities are reported as a component of stockholders' equity in accumulated other comprehensive loss. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations. Realized gains and losses are included in interest income on the statements of operations.

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

Accounts Receivable—Allowance for Doubtful Accounts

The Company regularly reviews accounts receivable for collectability and establishes an allowance for probable credit losses and writes off uncollectible accounts as necessary. The Company has determined that no allowance was required at December 31, 2024 and 2023. The Company did not have any write-offs relating to uncollectible accounts receivable during the years ended December 31, 2024 and 2023.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation for acquired assets. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Asset	Estimated Useful Life
Computer equipment and software	3 years
Office equipment	3 years
Furniture and fixtures	5 years
Laboratory equipment	5 years
Vehicles	5 years
Leasehold improvements	Shorter of useful life or lease term

Upon sale or retirement of assets, the costs and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected within operating expenses in the statements of operations. Maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows, which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is typically measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets in the years ended December 31, 2024 and 2023.

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

Accrued Clinical Research Organization Cost

The Company has entered into various agreements with clinical research organizations (CROs). Accrued CRO costs include direct costs, as well as costs associated with patient visits and site activations. These costs are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced by CROs, are included in accrued and other current liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Estimating the accrued research organization costs as of each balance sheet date requires the process of reviewing contracts and purchase orders with service providers, identifying services that have been performed on the Company’s behalf and estimating the level of service performed, the expected remaining period of performance and the associated expenses incurred for the service when the Company has not yet been invoiced or notified of actual cost. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segment. Refer to Note 18 for further information on Company’s reportable segment.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense disaggregation disclosures (Topic 220) - Disaggregation of Income Statement Expenses. ASU 2024-03 is expected to improve the disclosures about expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 (fiscal 2027) and interim periods within fiscal years beginning after December 15, 2027 (fiscal 2028). The ASU must be applied prospectively and may be applied retrospectively if elected. The Company is currently evaluating the effect of adopting this new accounting guidance.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. The final guidance adds clarifications related to the presentation of rate reconciliation for public business entities and definitions of specific categories in rate reconciliation. These amendments are effective for public business entities for annual periods beginning after December 15, 2024. For other entities, amendments are effective for annual periods beginning after December 15, 2025. The Company expects to make additional disclosures for income taxes upon adoption of ASU No. 2023-09.

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2024
Assets
Money market funds	$142,621	$—	$—	$142,621
Certificates of deposit	—	47,647	—	47,647
Commercial paper	—	60,202	—	60,202
Corporate bonds	—	216,165	—	216,165
U.S.Treasuries	—	32,110		32,110
Total	$142,621	$356,124	$—	$498,745
Liabilities
Derivative liability	$—	$—	$410	$410
Total	$—	$—	$410	$410

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2023
Assets
Money market funds	$217,644	$—	$—	$217,644
Commercial paper	—	18,243	—	18,243
Corporate bonds	—	28,939	—	28,939
U.S. government sponsored agencies	—	2,896	—	2,896
Total	$217,644	$50,078	$—	$267,722
Liabilities
Derivative liability	$—	$—	$369	$369
Total	$—	$—	$369	$369

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

There were no transfers between Level 1, 2 and 3 during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 derivative liability (in thousands):

Balance as of December 31, 2022	$212
Change in fair value included in other income (expense), net	157
Balance as of December 31, 2023	369
Change in fair value included in other income (expense), net	41
Balance as of December 31, 2024	$410

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of December 31, 2024 and 2023 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2024
Short-term marketable securities:
Certificates of deposit	$47,592	$55	$—	$47,647
Commercial paper	58,005	53	(1)	58,057
Corporate bonds	162,904	193	(11)	163,086
U.S. Treasuries	6,743	8	—	6,751
Total short-term marketable securities	$275,244	$309	$(12)	$275,541
Long-term marketable securities:
Commercial paper	$2,139	$6	$—	$2,145
Corporate bonds	53,031	168	(120)	53,079
U.S. Treasuries	25,481	—	(122)	25,359
Total long-term marketable securities	$80,651	$174	$(242)	$80,583

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2023
Short-term marketable securities:
Commercial paper	$17,603	$1	$(26)	$17,578
Corporate bonds	18,641	12	(3)	18,650
U.S. government sponsored agencies	2,900	—	(4)	2,896
Total short-term marketable securities	$39,144	$13	$(33)	$39,124
Long-term marketable securities:
Commercial paper	$661	$4	$—	$665
Corporate bonds	10,257	32	—	10,289
Total long-term marketable securities	$10,918	$36	$—	$10,954

All marketable securities held as of December 31, 2024 and 2023 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$69,947	$20,494
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	—	4,986
Aggregate fair value of marketable securities in unrealized gain position	286,177	24,598
Total marketable securities	$356,124	$50,078

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $60 thousand, as well as in aggregate, $254 thousand, as of December 31, 2024, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of December 31, 2024.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2024	2023
Machinery and equipment	$14,172	$12,996
Leasehold improvements	17,763	16,902
Furniture and fixtures	1,104	566
Office equipment	256	239
Computer equipment and software	1,596	805
Transportation equipment	46	—
Construction in progress	1,182	550
Total property and equipment	36,119	32,058
Less: Accumulated depreciation and amortization	(16,585)	(11,932)
Property and equipment, net	$19,534	$20,126

All property and equipment are maintained in the United States. Depreciation expense was $4.8 million and $4.4 million for the years ended December 31, 2024 and 2023, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Payroll and related expenses	$8,106	$8,149
Accrued clinical and preclinical study costs	7,977	2,180
Consulting and professional	2,672	1,581
Other accrued expenses	114	104
Total accrued and other current liabilities	$18,869	$12,014

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Year Ended December 31,
	2024	2023
CFF	$37	$148
uniQure	—	567
Astellas (see Note 8)	—	20,008
	$37	$20,723

Deferred revenue, which relates entirely to CFF, was $1.3 million and $1.2 million as of December 31, 2024 and 2023, respectively.

The total amount of revenue in the year ended December 31, 2024, which was included in deferred revenue at January 1, 2024, was immaterial. The total amount of revenue in the year ended December 31, 2023, which was included in deferred revenue at January 1, 2023, was $0.7 million.

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

During the years ended December 31, 2024 and 2023, the Company recognized revenue of zero and $0.6 million under the Amended uniQure Agreement and the Second uniQure Agreement, respectively. As of December 31, 2024 and 2023, there was no deferred revenue relating to uniQure, and the aggregate amount of the transaction price allocated to the remaining performance obligation was zero. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of December 31, 2024 and 2023.

Cystic Fibrosis Foundation (“CFF”)

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s cystic fibrosis research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under ASC Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of December 31, 2024 and 2023, the Company had achieved milestones totaling $1.8 million and $1.7 million, respectively, under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the year ended December 31, 2024 was immaterial, while revenue recognized during the year December 31, 2023 was $0.1 million. As of December 31, 2024 and 2023, deferred revenue relating to the CFF Agreement was $1.3 million and $1.2 million, respectively. There were no accounts receivable from CFF under the CFF Agreement as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.3 million and $1.2 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next one to two years as the Company performs research services through the completion of IND-enabling studies.

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

The Company will account for its costs related to the co-development and co-commercialization of product candidates under the Arbor Agreement as research and development expenses in the periods in which they are incurred. As of December 31, 2024, no Shared Product has been designated by the JSC (each as defined in the Arbor Agreement) under the Arbor Agreement, and no research and development expenses were incurred related to the Arbor Agreement during the year ended December 31, 2024.

8. License Arrangements

Astellas Gene Therapies, Inc.

On July 5, 2023, the Company entered into a licensing agreement (the “Astellas License Agreement”) with Astellas Gene Therapies, Inc. (“AGT”), pursuant to which the Company granted to AGT a license to utilize its intravitreal R100 vector (“4D Vector”) to develop and commercialize licensed compounds and licensed products for one genetic target implicated in rare monogenic ophthalmic disease(s), with options to add up to two additional targets implicated in rare monogenic ophthalmic diseases after paying additional option exercise fees. Under the terms of the Astellas License Agreement, the Company has provided its 4D vector technology to AGT to deliver AGT’s genetic payloads for the treatment of rare monogenic diseases. AGT will conduct all subsequent research, development, manufacturing, and commercialization activities. As partial consideration for the rights and licenses granted to AGT by the Company under this Astellas License Agreement, AGT paid the Company an upfront amount of $20 million, which was received in July 2023. The Company may receive potential future option fees and milestones of up to $942.5 million, including $42.5 million of potential future option fees, $90.0 million potential future development milestones, $120.0 million potential future regulatory milestones and $690.0 million potential future commercial sales milestones. In addition, the Company is entitled to receive mid-single digit to double-digit, sub-teen royalties on net sales of all licensed products.

Under the Astellas License Agreement, the Company’s performance obligation is to grant and make available to AGT the Licensed IP and Licensed Know-How (each as defined in the Astellas License Agreement) with respect to the 4D Vector. In connection with the grant of the license, in July 2023, the Company delivered to AGT the Transferred Material (as defined in the Astellas License Agreement). As of December 31, 2024, there was no deferred revenue and no accounts receivable relating to the Astellas License Agreement.

Aevitas Therapeutics, Inc. and The Trustees of the University of Pennsylvania

On April 21, 2023, the Company entered into an agreement (the “Aevitas Agreement”) with Aevitas Therapeutics, Inc. (“Aevitas”), pursuant to which the Company acquired all of Aevitas’ worldwide rights to short-form human complement factor H (sCFH), which the Company plans to use for its 4D-175 product candidate research program. The asset purchase was accounted for as an asset acquisition. As consideration for the Aevitas Agreement, the Company shall pay Aevitas up to approximately $144.1 million in cash upon certain late-stage milestones being achieved, including $7.2 million for development milestones, $68.0 million for regulatory milestones and $68.9 million for sales milestones plus royalties in the low single digits range on sales of 4D-175. In addition, as part of the Aevitas Agreement, the Company was assigned a License Agreement for sCFH with the Trustees of the University of Pennsylvania, under which the Company shall pay the University of Pennsylvania up to approximately $41.6 million in cash upon certain late-stage milestones being achieved, including $1.9 million development, $21.5 million regulatory and $18.2 million sales milestones plus royalties in the low single digits range on sales of 4D-175. No upfront consideration was paid under the Aevitas Agreement.

As of December 31, 2024, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

The Company did not incur any expense under the provisions of the outstanding license agreements during each of the years ended December 31, 2024 and 2023.

9. Commitments and Contingencies

Operating Lease Commitments

5980 Horton Street Building Lease

In May 2015, the Company executed a lease agreement (the “5980 Horton Lease”) for office and laboratory space in Emeryville, California. The 5980 Horton Lease, as amended, expires in August 2026. As of December 31, 2024, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.8 million and $0.9 million, respectively. As of December 31, 2023, the right-of-use asset and lease liability related to the 5980 Horton Lease were $1.2 million and $1.4 million, respectively.

5858 Horton Street Lease and Expansion

In October 2018, the Company executed a lease agreement (the “5858 Horton Lease”) for office and laboratory facilities in Emeryville, California. The 5858 Horton Lease, as amended in 2019, 2021 and 2022, consists of approximately 40,802 square feet of space and has a lease term through December 31, 2029. In July 2024, the Company extended the term of the 5858 Horton Lease for a period of twelve months to December 31, 2030. In accordance with ASC Topic 842, Leases, the Company accounted for the extension as a modification and remeasured the lease liability based on the new lease term and an updated, estimated incremental borrowing rate of 10.75%. The modification resulted in an increase to the lease liability of $0.8 million and a corresponding increase to the carrying value of the right-of-use asset. No gain or loss was recognized upon the modification. As of December 31, 2024, the right-of-use asset and lease liability related to the 5858 Horton Lease was $9.9 million and $12.6 million, respectively. As of December 31, 2023, the right-of-use asset and lease liability related to the 5858 Horton Lease were $10.3 million and $13.2 million, respectively.

In July 2024, the Company also entered into a lease agreement for additional office and laboratory space in Emeryville, California (the “5858 Horton Expansion Lease”). The 5858 Horton Expansion Lease consists of approximately 32,038 square feet of space and commenced on September 1, 2024 and has a lease term through December 31, 2030. As of December 31, 2024, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $8.9 million and $9.6 million, respectively. The discount rate used to measure the lease liability was 11.02%.

Emeryville Warehouse Lease

In January 2024, the Company entered into a lease agreement for warehouse space in Emeryville, California (the “Warehouse Lease”). The Warehouse Lease commenced on August 1, 2024. The Warehouse Lease consists of approximately 7,800 square feet of warehouse space and has a lease term through December 31, 2029. As of December 31, 2024, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.5 million. The discount rate used to measure the lease liability related to the Warehouse Lease was 10.69%.

The following table summarizes the components of lease expense for the years ended December 31, 2024 and 2023, which are included in operating expenses in the Company’s statements of operations (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$3,696	$2,793
Variable lease cost	1,829	1,244
Total	$5,525	$4,037

Variable lease payments include amounts relating to common area maintenance and are recognized in the statements of operations as incurred.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $3.3 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes supplemental information related to operating leases:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term (in years)	5.7	5.7
Weighted-average discount rate	10.7%	7.8%

The following table summarizes the maturities of lease liabilities as of December 31, 2024 (in thousands):

2025	$5,638
2026	5,601
2027	5,350
2028	5,510
2029	5,675
Thereafter	5,455
Total future minimum lease payments	33,229
Less: Amount representing interest	(8,623)
Present value of future minimum lease payments	24,606
Less: Current portion of operating lease liabilities	5,637
Long-term portion of operating lease liabilities	$18,969

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at December 31, 2024.

10. Income Taxes

The Company did not record any income tax expense during the years ended December 31, 2024 and 2023. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

The effective tax rate of the Company’s income tax expense (benefit) differs from the federal statutory rate as follows:

	Year ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State tax rate	(7.6)%	15.8%
Research tax credit	(4.8)%	2.4%
Permanent differences	(0.1)%	(0.1)%
Stock-based compensation	(0.5)%	(1.7)%
Officer's compensation	(1.4)%	(1.4)%
Valuation allowance	(6.6)%	(36.0)%
Provision for income taxes	0.0%	0.0%

The tax effects of temporary differences that give rise to significant components of the deferred taxes are as follows (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets
Net operating loss carryforwards	$72,385	$59,547
Other accrued liabilities	2,321	2,497
Deferred revenue	254	348
Research tax credits	7,235	13,961
Stock-based compensation expense	5,336	5,340
Intangible asset basis	689	1,014
Operating lease liabilities	5,168	4,106
Capitalized research expenditures	40,345	35,784
Total deferred tax assets	$133,733	$122,597

Deferred Tax Liabilities
Operating lease right-of-use assets	$(4,426)	$(3,229)
Prepaid expenses	(1,223)	(1,843)
Total deferred tax liabilities	$(5,649)	$(5,072)
Less: valuation allowance	(128,084)	(117,525)
Total net deferred tax	$—	$—

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $10.6 million during the year ended December 31, 2024 and $36.1 million during the year ended December 31, 2023. The increase in the valuation allowance for each of the years ended December 31, 2024 and 2023 was primarily driven by net losses incurred and capitalized research expenditures.

The Company had federal net operating loss (“NOL”) carryforwards of $298.3 million and $228.2 million as of December 31, 2024 and 2023, respectively, available to reduce future taxable income, if any, for federal income tax purposes. $9.5 million of the federal NOL carryforwards expire in 2037 and the remaining $288.8 million carryforward indefinitely. The Company had state NOL carryforwards of $142.2 million and $140.4 million as of December 31, 2024 and 2023, respectively, available to reduce future taxable income, if any, for state income tax purposes. These state NOL carryforwards expire in years 2036 through 2044.

As of December 31, 2024 and 2023, the Company had federal research and development credit carryforwards of $3.3 million and $17.1 million, respectively, and state research and development credit carryforwards of $12.5 million and $10.0 million, respectively, available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2044 and the state credits carryforward indefinitely.

Utilization of the NOL carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code Sections 382 and 383, and similar state provisions. Annual limitations may result in the expiration of the NOL and tax credit carryforwards before they are utilized. The Company has experienced ownership changes in the past, as well as in 2024. As a result of the ownership changes, approximately $21.1 million of the federal research and development credits are permanently limited and will expire unused for federal income tax purposes, and such amounts are excluded from the federal research and development credit carryforwards as of December 31, 2024. Subsequent ownership changes may result in additional limitations.

The reconciliation of the beginning and ending unrecognized tax benefits amounts is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2022	$8,273
Additions for current year tax positions	3,629
Additions for tax positions of prior years	—
Balance as of December 31, 2023	11,902
Additions for current year tax positions	2,914
Reductions for tax positions of prior years	(7,738)
Balance as of December 31, 2024	$7,078

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2024 and 2023, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will materially increase or decrease during the next 12 months.

The Company files income tax returns in the U.S. federal and certain state tax jurisdictions. In general, the Company is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2020. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. The Company has no ongoing income tax examinations by tax authorities at this time.

In accordance with the 2017 Tax Act, research and experimental ("R&E") expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses. The Company recognized a deferred tax asset of $40.3 million for capitalized R&E expenses as of December 31, 2024.

11. Common Stock

As of December 31, 2024 and 2023, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2024 and 2023, no dividends on common stock had been declared by the board of directors.

As of December 31, 2024 and 2023, the Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2024	2023
Issuance of common stock under the 2020 Equity Incentive Award Plan	975,060	524,078
Issuance of common stock under the 2020 Employee Stock Purchase Plan	192,598	313,034
Exercise of options issued and outstanding and future vesting of restricted stock units	9,698,997	8,423,481
Exercise of common stock warrants	9,947,145	53,669
Total common stock reserved for future issuance	20,813,800	9,314,262

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

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of December 31, 2024, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

Sales Agreement with Jefferies LLC (“Jefferies”) — In March 2022, the Company entered into an Open Market Sales Agreement (the “Jefferies Sales Agreement”) with Jefferies as sales agent to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the “2022 ATM Offering Program”). 1,684,550 shares of the Company’s common stock have been sold pursuant to the Sales Agreement for net proceeds to the Company of $34.4 million, after deducting issuance costs. During the year ended December 31, 2024, 535,938 shares of the Company's common stock had been sold pursuant to the Jefferies Sales Agreement for net proceeds to the Company of $15.3 million, after deducting issuance costs. On May 31, 2024, the Company terminated the Jefferies Sales Agreement and the 2022 ATM Offering Program pursuant to the terms of the Jefferies Sales Agreement.

Sales Agreement with Leerink Partners LLC (“Leerink”) — In June 2024, we entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that we filed with the SEC in February 2024 as an “at-the-market” offering under the Securities Act (the “2024 ATM Offering Program”). For the year ended December 31, 2024, no shares had been sold pursuant to the Leerink Sales Agreement.

12. Stock-based Compensation

2020 Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company’s common stock may be issued upon the exercise of incentive stock options. On February 29, 2024, an additional 2,153,533 shares of common stock became available for issuance under the 2020 Plan, as a result of the operation of the automatic annual increase provision. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of December 31, 2024, there were 639,455 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of December 31, 2024, options to purchase 1,518,923 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

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

Restricted Stock Units (RSU)

The Company has granted restricted stock unit (RSU) awards under the 2020 Equity Incentive Award Plan that vest over a period of four years. The following table summarizes the RSU activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested balance at December 31, 2023	181,181	$14.42	2.1	$3,671
Awarded	300,600	18.47
Vested	(52,884)	16.21
Canceled/Forfeited	(66,900)	17.96
Unvested balance at December 31, 2024	361,997	$16.87	1.76	$2,016

Stock Options

The following table summarizes the stock options activity for the year ended December 31, 2024:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	8,240,154	$16.21	7.92	$46,863
Options granted	1,821,891	16.37
Options exercised	(374,152)	12.24
Options expired	(37,136)	15.98
Options forfeited	(313,757)	16.39
Outstanding at December 31, 2024	9,337,000	$16.39	7.44	$342
Shares exercisable, December 31, 2024	4,539,868	$17.44	6.17	$342
Shares vested and expected to vest, December 31, 2024	9,337,000	$16.39	7.44	$342

The following table is a summary of stock compensation expense for employees and nonemployees by function (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$13,819	$9,740
General and administrative	12,297	9,925
Total stock-based compensation expense	$26,116	$19,665

The total intrinsic value of options exercised was $5.6 million and $3.5 million for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company granted 1,821,891 and 3,824,931 stock options to employees with a weighted-average grant date fair value of $19.32 and $16.96 per share, respectively. 12,000 stock options were granted to a nonemployee for the year ended December 31, 2024 with a weighted-average grant date fair value of $18.55 per share. No stock options were granted to nonemployees for the year ended December 31, 2023. The total fair value of options vested during the years ended December 31, 2024 and 2023 was $24.0 million and $18.3 million, respectively. As of December 31, 2024, the unrecognized stock-based compensation expense of unvested options was $54.5 million and is expected to be recognized over a weighted-average period of 2.1 years.

There were no share-based liabilities paid during the years ended December 31, 2024 and 2023.

Stock-based compensation expense recorded for employee options was $24.4 million and $19.5 million for the years ended December 31, 2024 and 2023, respectively. Stock-based compensation expense recorded for nonemployee consultants was $1.7 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

The Company estimates the fair value of employee and nonemployee stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company's stock options was estimated using the following assumptions for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Expected term	5.9 – 6.1 years	5.9 – 6.1 years
Expected volatility	85.8% – 88.1%	79.8% – 81.8%
Risk-free interest rate	3.9% – 4.4%	3.7% – 4.6%
Expected dividend yield	0%	0%

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

The Company recorded less than $0.1 million expense for the above warrants within operating expenses in the statements of operations during each of the years ended December 31, 2024 and 2023.

In February 2024, the Company completed an underwritten public follow-on offering which included the sale of pre-funded warrants (the “Pre-funded Warrants”) to purchase 3,583,476 shares of the Company’s common stock at an offering price of $29.4999. The exercise price of each Pre-funded Warrant is $0.0001 per share, and each Pre-funded Warrant is exercisable from the date of issuance. The Pre-funded Warrants are classified as a component of stockholders’ equity within additional paid-in-capital. The Company valued the Pre-funded Warrants at issuance and recorded net proceeds of $99.4 million, after deducting underwriters fees, during the year ended December 31, 2024 related to the sale of the Pre-funded Warrants.

During the three months ended December 31, 2024, the Company entered into exchange agreements (the “Exchange Agreements”) with each of Biotechnology Value Fund, L.P. and certain of its affiliates (collectively, “BVF”) and RA Capital Healthcare Fund, L.P. (“RA Capital”). Pursuant to Exchange Agreements, BVF and RA Capital exchanged 5,775,000 and 535,000 shares, respectively, of the Company’s common stock for pre-funded warrants to acquire the same respective number of shares of the Company’s common stock. The pre-funded warrants have an exercise price of $0.0001 per underlying share of common stock, are exercisable at any time until they are fully exercised and will not expire until they are fully exercised. The number of shares of the Company’s common stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting shares of the Company’s common stock, as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The fair value of the common stock exchanged approximated the fair value of the pre-funded warrants issued at of the transaction dates and no net proceeds were recorded in connection with the transactions.

14. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator
Net loss attributable to common stockholders	$(160,868)	$(100,837)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	53,943,741	39,130,067
Net loss per share, basic and diluted	$(2.98)	$(2.58)

In February 2024, the Company issued and sold Pre-funded Warrants to purchase 3,583,476 shares of common stock at a nominal exercise price of $0.0001. During the three months ended December 31, 2024, the Company entered into Exchange Agreements with BVF and RA Capital to exchange 5,775,000 and 535,000 shares, respectively, of the Company’s common stock for Pre-funded Warrants to acquire the same respective number of shares of the Company’s common stock.The Pre-funded Warrants have an exercise price of $0.0001 per underlying share of common stock (see Note 13). The shares of common stock into which the Pre-funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Pre-funded Warrants are immediately exercisable upon their issuance date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2024	2023
Options issued and outstanding	9,337,000	8,423,481
Restricted stock units subject to future vesting	361,997	—
2020 ESPP	774,897	278,502
Common stock warrants	53,669	53,669
Total	10,527,563	8,755,652

15. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at December 31, 2024 and 2023), the probability of a change of control event (range of 5.0% to 50.0% at December 31, 2024 and range of 5.0% to 37.5% at December 31,2023), the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at December 31, 2024 and 2023) and the discount rate (15% at December 31, 2024 and 2023). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.4 million as of December 31, 2024 and 2023.

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

During the year ended December 31, 2024, the Company paid Reignite $0.8 million for research and development expenses. As of December 31, 2024, the Company owes $0.2 million to Reignite for unpaid research and development expense. No option exercise fees were incurred during the year ended December 31, 2024.

In 2024, an immediate family member of the Company's President and Chief Operating Officer was employed in the Company's Information Technology department. During the year ended December 31, 2024, the Company paid $0.1 million of compensation and granted equity awards consisting of RSUs and stock options, with an aggregate grant date fair value of $0.04 million.

In 2023, while the Company's Chief Development Officer ("CDO") was on leave, the Company engaged the services of Noriyuki Kasahara, M.D., Ph.D., a member of the Company's Board of Directors, as interim CDO. Dr. Kasahara was paid $0.2 million in 2023 for his services as interim CDO. No payments were made to Dr. Kasahara in 2024 as he was converted to a full-time employee of the Company at the start of 2024.

17. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $1.6 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

18. Segment Information

The Company operates in a single operating and reportable segment, which includes all activities related to discovery, development and commercialization of genetic medicines for specific diseases. The determination of a single business segment is consistent with the financial information regularly provided to the Company's chief operating decision maker (the "CODM") who manages the business activities on a consolidated basis. The Company's CODM is its Chief Executive Officer who assesses performance for the business and decides how to allocate resources based on net loss that also is reported on the statements of operations.

In addition to the significant expense categories included within net loss presented in the Company's statement of operations, the following table provides disaggregated amounts that comprise research and development expenses (in thousands):

	Year Ended December 31,
	2024	2023
Research and development trials and consumables expenses	$64,757	$39,550
Payroll and personnel expenses	57,383	42,848
Facilities and other research and development expenses	19,159	14,698
Total research and development expenses	$141,299	$97,096

As of and for the years ended December 31, 2024 and 2023, all of the Company’s long-lived assets were located in the United States and all revenue was earned in the United States.

19. Subsequent Events

On February 18, 2025, two holders of warrants to purchase shares of the Company’s common stock gave notice of exercise to purchase an aggregate of 508,476 shares of the Company’s common stock in a cashless exchange under the terms of the Pre-funded Warrants as described in Note 13, Common Stock Warrants.