Form 10-Q
period 2025-03-31
4D Molecular Therapeutics, Inc.
filed 2025-05-08
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2025, there were 46,324,642 shares of 4D Molecular Therapeutics, Inc.’s common stock outstanding. This number does not include 9,385,000 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of May 5, 2025 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s public offering in February 2024 or issued in exchange for our common stock in November 2024 and December 2024.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$133,526	$149,336
Marketable securities	187,911	275,541
Prepaid expenses and other current assets	11,129	10,055
Total current assets	332,566	434,932
Marketable securities, long-term	137,004	80,583
Property and equipment, net	18,745	19,534
Operating lease right-of-use assets, net	20,371	21,074
Other assets	7,043	4,261
Total assets	$515,729	$560,384
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,151	$4,386
Accrued and other current liabilities	16,203	18,869
Deferred revenue	866	257
Operating lease liabilities, current portion	5,679	5,637
Total current liabilities	26,899	29,149
Deferred revenue, net of current portion	434	1,057
Derivative liability	322	410
Operating lease liabilities, long-term portion	18,174	18,969
Other liabilities	177	193
Total liabilities	46,006	49,778
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at March 31, 2025 and December 31, 2024; 46,324,642 and 45,793,942 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in-capital	1,093,553	1,086,567
Accumulated other comprehensive gain	332	229
Accumulated deficit	(624,167)	(576,195)
Total stockholders’ equity	469,723	510,606
Total liabilities and stockholders’ equity	$515,729	$560,384

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Collaboration and license revenue	$14	$28
Operating expenses:
Research and development	40,699	27,870
General and administrative	12,936	10,294
Total operating expenses	53,635	38,164
Loss from operations	(53,621)	(38,136)
Other income (expense):
Interest income	5,582	5,745
Other income (expense), net	67	(10)
Total other income, net	5,649	5,735
Net loss	$(47,972)	$(32,401)
Net loss per share, basic and diluted	$(0.86)	$(0.66)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	55,744,047	49,271,984

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(47,972)	$(32,401)
Other comprehensive loss:
Net unrealized gain/(loss) on marketable securities	103	(125)
Total comprehensive loss	$(47,869)	$(32,526)

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain	Deficit	Equity
Balances at December 31, 2024	45,793,942	$5	$1,086,567	$229	$(576,195)	$510,606
Issuance of common stock upon exercise of stock options and vesting of RSUs	22,235	—	—	—	—	—
Issuance of common stock upon exercise of equity warrants	508,465	—	—	—	—	—
Stock-based compensation expense	—	—	6,986		—	6,986
Net unrealized gain on marketable securities	—	—	—	103	—	103
Net loss	—	—	—	—	(47,972)	(47,972)
Balances at March 31, 2025	46,324,642	$5	$1,093,553	$332	$(624,167)	$469,723

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2023	43,075,218	$4	$723,136	$16	$(415,327)	$307,829
Issuance of common stock upon exercise of stock options and vesting of RSUs	236,856	—	3,113	—	—	3,113
Issuance of common stock upon public offering, net of issuance costs - February / March 2024 Public Offering Sale	7,845,314	1	316,148	—	—	316,149
Stock-based compensation expense	—	—	5,974	—	—	5,974
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(125)	—	(125)
Net loss	—	—	—	—	(32,401)	(32,401)
Balances at March 31, 2024	51,157,388	$5	$1,048,393	$(109)	$(447,728)	$600,561

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(47,972)	$(32,401)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	6,986	5,974
Vesting of common stock warrants in return for services	—	22
Change in fair value of derivative liability	(88)	—
Depreciation and amortization	1,051	1,173
Amortization of right-of-use assets	703	421
Net accretion of discount on marketable securities	(1,267)	(757)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,074)	(1,322)
Other assets	(2,782)	(88)
Accounts payable	(235)	703
Accrued and other liabilities	(2,312)	(2,389)
Deferred revenue	(14)	77
Operating lease liabilities	(754)	(501)
Net cash used in operating activities	(47,758)	(29,088)
Cash flows from investing activities
Purchases of marketable securities	(134,077)	(277,324)
Maturities of marketable securities	166,656	14,776
Acquisition of property and equipment	(631)	(710)
Net cash provided by (used in) investing activities	31,948	(263,258)
Cash flows from financing activities
Issuance of common stock upon the exercise of stock options and warrants	—	3,113
Issuance of common stock upon public offering, net of issuance costs	—	315,719
Net cash provided by financing activities	—	318,832
Net increase (decrease) in cash and cash equivalents	(15,810)	26,486
Cash and cash equivalents, beginning of period	149,336	249,108
Cash and cash equivalents, end of period	$133,526	$275,594
Supplemental disclosures of noncash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other liabilities	$140	$—
Unpaid offering costs	$—	$430

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $624.2 million as of March 31, 2025. The Company believes that its cash, cash equivalents and marketable securities as of March 31, 2025 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

The accompanying financial information for the three months ended March 31, 2025 and 2024 is unaudited. The condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2025, and its results of operations and cash flows for the three months ended March 31, 2025 and 2024. The condensed balance sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Due to the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates, tariffs and inflation, natural disasters and health crises, such as pandemics, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2025. While there was not a material impact to the Company’s condensed financial statements as of March 31, 2025, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the condensed financial statements in future reporting periods.

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

The Company’s total revenue for both the three months ended March 31, 2025 and 2024 was derived from a single collaboration and license agreements partner located in the United States.

The Company did not have accounts receivable from its partners in collaboration and license agreements as of March 31, 2025 and December 31, 2024.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense disaggregation disclosures (Topic 220) - Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 (fiscal 2027) and interim periods within fiscal years beginning after December 15, 2027 (fiscal 2028). The ASU must be applied prospectively and may be applied retrospectively if elected. The Company is currently evaluating the effect of adopting this new accounting guidance.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. The final guidance adds clarifications related to the presentation of rate reconciliation for public business entities and definitions of specific categories in rate reconciliation. These amendments are effective for public business entities for annual periods beginning after December 15, 2024. For other entities, amendments are effective for annual periods beginning after December 15, 2025. The Company will adopt ASU No. 2023-09 beginning with the 2025 annual report to be filed in early 2026. The Company expects to make additional disclosures for income taxes upon adoption of this standard.

3. Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	March 31, 2025
Assets
Money market funds	$125,648	$—	$—	$125,648
Certificates of deposit	—	25,822	—	25,822
Commercial paper	—	44,561	—	44,561
U.S. Treasuries	—	28,467	—	28,467
Corporate bonds	—	230,025	—	230,025
Total	$125,648	$328,875	$—	$454,523
Liabilities
Derivative liability	$—	$—	$322	$322
Total	$—	$—	$322	$322

	Basis for Fair Value Measurements			Fair Value as of
	Level 1	Level 2	Level 3	December 31, 2024
Assets
Money market funds	$142,621	$—	$—	$142,621
Certificates of deposit	—	47,647	$—	47,647
Commercial paper	—	60,202	—	60,202
Corporate bonds	—	216,165	—	216,165
U.S. Treasuries	—	32,110	—	32,110
Total	$142,621	$356,124	$—	$498,745
Liabilities
Derivative liability	$—	$—	$410	$410
Total	$—	$—	$410	$410

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

There were no transfers between Level 1, 2 and 3 during the periods presented.

The following tables set forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument (in thousands):

Derivative Liability
Balance as of December 31, 2024	$410
Change in fair value included in other income (expense), net	(88)
Balance as of March 31, 2025	$322

4. Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2025
Short-term marketable securities:
Certificates of deposit	$25,807	$15	$—	$25,822
Commercial paper	39,725	36	(2)	39,759
Corporate bonds	119,283	103	(21)	119,365
U.S. Treasuries	2,965	—	—	2,965
Total short-term marketable securities	$187,780	$154	$(23)	$187,911
Long-term marketable securities:
Commercial paper	$837	$5	$—	$842
Corporate bonds	110,469	232	(41)	110,660
U.S. Treasuries	25,497	37	(32)	25,502
Total long-term marketable securities	$136,803	$274	$(73)	$137,004

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2024
Short-term marketable securities:
Certificates of deposit	$47,592	$55	$—	$47,647
Commercial paper	58,005	53	(1)	58,057
Corporate bonds	162,904	193	(11)	163,086
U.S. Treasuries	6,743	8	—	6,751
Total short-term marketable securities	$275,244	$309	$(12)	$275,541
Long-term marketable securities:
Commercial paper	$2,139	$6	$—	$2,145
Corporate bonds	53,031	168	(120)	53,079
U.S. Treasuries	25,481	—	(122)	25,359
Total long-term marketable securities	$80,651	$174	$(242)	$80,583

All marketable securities held as of March 31, 2025 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$83,448	$69,947
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	—	—
Aggregate fair value of marketable securities in unrealized gain position	241,467	286,177
Total marketable securities	$324,915	$356,124

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The

Company further considered the maximum unrealized loss amounts both at the individual instrument level, $26 thousand, as well as in aggregate, $96 thousand, as of March 31, 2025, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of March 31, 2025.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Machinery and equipment	$14,418	$14,172
Leasehold improvements	17,763	17,763
Furniture and fixtures	1,104	1,104
Office equipment	295	256
Computer equipment and software	1,708	1,596
Transportation equipment	46	46
Construction in progress	1,047	1,182
Total property and equipment	36,381	36,119
Less: Accumulated depreciation and amortization	(17,636)	(16,585)
Property and equipment, net	$18,745	$19,534

All property and equipment are maintained in the United States. Depreciation expense was $1.3 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Payroll and related expenses	$5,657	$8,106
Accrued clinical and preclinical study costs	7,630	7,977
Consulting and professional	2,755	2,672
Other accrued expenses	161	114
Total accrued and other current liabilities	$16,203	$18,869

7. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cystic Fibrosis Foundation (CFF)	$14	$28
Total revenue	$14	$28

Deferred revenue, which relates entirely to CFF, was $1.3 million as of each of March 31, 2025 and December 31, 2024.

No revenues have been have recorded during the three months ended March 31, 2025 and 2024 which was included in deferred revenue at January 1, 2025 and 2024, respectively.

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

During the three months ended March 31, 2025 and 2024, the Company recognized no revenues under both of the Amended uniQure Agreement and the Second uniQure Agreement. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had recorded no deferred revenue relating to uniQure and the aggregate amount of the transaction price allocated to the remaining performance obligation was zero US Dollars.

Cystic Fibrosis Foundation

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s cystic fibrosis research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under ASC Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of each of March 31, 2025 and December 31, 2024, the Company had achieved milestones totaling $1.8 million under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the three months ended March 31, 2025 and 2024 was immaterial. As of each of March 31, 2025 and December 31, 2024, deferred revenue relating to the CFF Agreement was $1.3 million. There were no accounts receivable from CFF under the CFF Agreement as of March 31, 2025 and December 31, 2024. As of each of March 31, 2025 and December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.3 million. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next two years as the Company performs research services through the completion of IND-enabling studies.

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

The Company will account for its costs related to the co-development and co-commercialization of product candidates under the Arbor Agreement as research and development expenses in the periods in which they are incurred. As of March 31, 2025, no Shared Product has been designated by the JSC (each as defined in the Arbor Agreement) under the Arbor Agreement, and no research and development expenses were incurred related to the Arbor Agreement during the three months ended March 31, 2025.

8. License Arrangements

Astellas Gene Therapies, Inc.

On July 5, 2023, the Company entered into a licensing agreement (the “Astellas License Agreement”) with Astellas Gene Therapies, Inc. (“AGT”), pursuant to which the Company granted to AGT a license to utilize its intravitreal R100 vector (“4D Vector”) to develop and commercialize licensed compounds and licensed products for one genetic target implicated in rare monogenic ophthalmic disease(s), with options to add up to two additional targets implicated in rare monogenic ophthalmic diseases after paying additional option exercise fees. Under the terms of the Astellas License Agreement, the Company has provided its 4D vector technology to AGT to deliver AGT’s genetic payloads for the treatment of rare monogenic diseases. AGT will conduct all subsequent research, development, manufacturing, and commercialization activities. As partial consideration for the rights and licenses granted to AGT by the Company under this Astellas License Agreement, AGT paid the Company an upfront amount of $20.0 million, which was received in July 2023. The Company may receive potential future option fees and milestones of up to $942.5 million, including $42.5 million of potential future option fees, $90.0 million potential future development milestones, $120.0 million potential future regulatory milestones and $690.0 million potential future commercial sales milestones. In addition, the Company is entitled to receive mid-single digit to double-digit, sub-teen royalties on net sales of all licensed products.

Under the Astellas License Agreement, the Company’s performance obligation is to grant and make available to AGT the Licensed IP and Licensed Know-How (each as defined in the Astellas License Agreement) with respect to the 4D Vector. In connection with the grant of the license, in July 2023, the Company delivered to AGT the Transferred Material (as defined in the Astellas License Agreement). As of March 31, 2025, there was no deferred revenue and no accounts receivable relating to the Astellas License Agreement.

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

As of March 31, 2025, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

The Company did not incur any expense under the provisions of the outstanding license agreements during each of the three months ended March 31, 2025 and 2024.

9. Commitments and Contingencies

Operating Lease Commitments

5980 Horton Street Building Lease

In May 2015, the Company executed a lease agreement (the “5980 Horton Lease”) for office and laboratory space in Emeryville, California. The 5980 Horton Lease, as amended, expires in August 2026. As of March 31, 2025, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.7 million and $0.8 million, respectively. As of December 31, 2024, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.8 million and $0.9 million, respectively.

5858 Horton Street Lease and Expansion

In October 2018, the Company executed a lease agreement (the “5858 Horton Lease”) for office and laboratory facilities in Emeryville, California. The 5858 Horton Lease, as amended in 2019, 2021 and 2022, consists of approximately 40,802 square feet of space and has a lease term through December 31, 2029. In July 2024, the Company extended the term of the 5858 Horton Lease for a period of twelve months to December 31, 2030. In accordance with ASC Topic 842, Leases, the Company accounted for the extension as a modification and remeasured the lease liability based on the new lease term and an updated, estimated incremental borrowing rate of 10.75%. The modification resulted in an increase to the lease liability of $0.8 million and a corresponding increase to the carrying value of the right-of-use asset. No gain or loss was recognized upon the modification. As of March 31, 2025, the right-of-use asset and lease liability related to the 5858 Horton Lease were $9.6 million and $12.3 million, respectively. As of December 31, 2024, the right-of-use asset and lease liability related to the 5858 Horton Lease were $9.9 million and $12.6 million, respectively.

In July 2024, the Company also entered into a lease agreement for additional office and laboratory space in Emeryville, California (the “5858 Horton Expansion Lease”). The 5858 Horton Expansion Lease consists of approximately 32,038 square feet of space and commenced on September 1, 2024 and has a lease term through December 31, 2030. As of March 31, 2025, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $8.7 million and $9.4 million, respectively. As of December 31, 2024, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $8.9 million and $9.6 million, respectively. The discount rate used to measure the lease liability was 11.02%.

Emeryville Warehouse Lease

In January 2024, the Company entered into a lease agreement for warehouse space in Emeryville, California (the “Warehouse Lease”). The Warehouse Lease commenced on August 1, 2024. The Warehouse Lease consists of approximately 7,800 square feet of warehouse space and has a lease term through December 31, 2029. As of March 31, 2025, the right-of-use asset and lease liability related to the

Warehouse Lease were each $1.4 million. As of December 31, 2024, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.5 million. The discount rate used to measure the lease liability related to the Warehouse Lease was 10.69%.

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$1,344	$698
Variable lease cost	763	354
Total	$2,107	$1,052

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $1.4 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes supplemental information related to operating leases:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years):	5.5	5.7
Weighted-average discount rate:	10.7%	10.7%

The following table summarizes the maturities of lease liabilities as of March 31, 2025 (in thousands):

2025 (remaining nine months)	$4,244
2026	5,601
2027	5,350
2028	5,510
2029	5,675
Thereafter	5,454
Total future minimum lease payments	31,834
Less: Amount representing interest	(7,981)
Present value of future minimum lease payments	23,853
Less: Current portion of operating lease liabilities	5,679
Long-term portion of operating lease liabilities	$18,174

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at March 31, 2025.

10. Income Taxes

For the three months ended March 31, 2025 and 2024, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

11. Common Stock

As of March 31, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

The Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31, 2025	December 31, 2024
Issuance of common stock under the 2020 Equity Incentive Award Plan and 2025 Employment Inducement Award Plan	1,696,033	975,060
Issuance of common stock under the 2020 Employee Stock Purchase Plan	342,598	192,598
Exercise of options issued and outstanding and future vesting of restricted stock units	11,408,246	9,698,997
Exercise of common stock warrants	9,438,669	9,947,145
Total common stock reserved for future issuance	22,885,546	20,813,800

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

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of March 31, 2025, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

Sales Agreement with Jefferies LLC (“Jefferies”) — In March 2022, the Company entered into an Open Market Sales Agreement (the “Jefferies Sales Agreement”) with Jefferies as sales agent to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the “2022 ATM Offering Program”). During the year ended December 31, 2024, 535,938 shares of the Company's common stock had been sold pursuant to the Jefferies Sales Agreement for net proceeds to the Company of $15.3 million, after deducting issuance costs. On May 31, 2024, the Company terminated the Jefferies Sales Agreement and the 2022 ATM Offering Program pursuant to the terms of the Jefferies Sales Agreement. As of the point of termination, 1,684,550 shares of the Company’s common stock had been sold pursuant to the Jefferies Sales Agreement for net proceeds to the Company of $34.4 million, after deducting issuance costs.

Sales Agreement with Leerink Partners LLC (“Leerink”) — In June 2024, the Company entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink as sales agent to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that the Company filed with the SEC in February 2024, and subsequently amended in February 2025, as an “at-the-market” offering under the Securities Act. For the three months ended March 31, 2025, no shares had been sold pursuant to the Leerink Sales Agreement.

12. Stock-based Compensation

2025 Employment Inducement Award Plan

On February 3, 2025, the Company’s board of directors adopted the 2025 Employment Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 500,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market. The Inducement Plan provides for the grant of stock options, restricted stock units, and other stock-based awards.

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company’s common stock may be issued upon the exercise of incentive stock options. As a result of the operation of the automatic annual increase provision of the 2020 Plan, an additional 2,153,533 shares of common stock became available for issuance on February 29, 2024 and an additional 2,289,625 shares of common stock became available for issuance on February 28, 2025, under the 2020 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of March 31, 2025 there were 1,196,033 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of March 31, 2025, options to purchase 1,517,360 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

No additional grants will be made under the 2015 Plan, and all outstanding grants under the 2015 Plan that are repurchased, forfeited, expire or are cancelled are returned to the 2015 Plan and are not available for grant under the 2020 Plan.

Employee Stock Purchase Plan

In December 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the 2020 ESPP, 252,337 shares of the Company’s common stock were initially reserved for employee purchases of the Company’s common stock under terms and provisions established by the Company’s board of directors and approved by the Company’s stockholders. The number of shares reserved for future issuance under the 2020 ESPP will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors, provided, however, no more than 15,000,000 shares the Company’s common stock may be issued under the 2020 ESPP. As a result of the operation of this annual increase provision of the 2020 ESPP, an additional 50,000 shares of common stock became available on February 29, 2024 and an additional 150,000 shares of common stock became available for issuance on February 28, 2025, under the 2020 ESPP.

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

Restricted Stock Units

The Company has granted restricted stock unit (RSU) awards under the 2020 Equity Incentive Award Plan that vest over a period of four years. The following table summarizes the RSU activity:

Number of Shares
Unvested balance at December 31, 2024	361,997
Awarded	445,204
Vested	(22,235)
Canceled/Forfeited	(36,586)
Unvested balance at March 31, 2025	748,380

Stock Options

The following table summarizes the stock options activity:

Number of Shares Underlying Outstanding Options
Balances at December 31, 2024	9,337,000
Options granted	1,421,799
Options exercised	—
Options expired	(24,420)
Options forfeited	(74,513)
Balances at March 31, 2025	10,659,866
Options exercisable at March 31, 2025	4,968,114
Options vested and expected to vest at March 31, 2025	10,659,866

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions:

Three Months Ended March 31,
	2025	2024
Expected term	6.0 - 6.1 years	6.0 - 6.1 years
Expected volatility	84.9% - 86.0%	81.4% - 85.3%
Risk-free interest rate	4.1% - 4.6%	3.9% - 4.3%
Expected dividend yield	—%	—%

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

Expected Dividend Yield. The Company has not paid and does not anticipate paying any dividends on its common stock in the future. Accordingly, the Company has estimated the dividend yield to be zero percent.

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,981	$3,034
General and administrative	3,005	2,940
Total stock-based compensation expense	$6,986	$5,974

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

The Company recognized no expense related to the above warrant shares during the three months ended March 31, 2025 and recognized an immaterial amount during the three months ended March 31, 2024.

In February 2024, the Company completed an underwritten public follow-on offering which included the sale of pre-funded warrants (the “Pre-funded Warrants”) to purchase 3,583,476 shares of the Company’s common stock at an offering price of $29.4999. The exercise price of each Pre-funded Warrant is $0.0001 per share, and each Pre-funded Warrant is exercisable from the date of issuance. The Pre-funded Warrants are classified as a component of stockholders’ equity within additional paid-in-capital. The Company valued the Pre-funded Warrants at issuance and recorded net proceeds of $99.4 million, after deducting underwriters fees, during the year ended December 31, 2024 related to the sale of the Pre-funded Warrants. On February 18, 2025, two holders of the Pre-funded Warrants gave notice of exercise to purchase an aggregate of 508,476 shares of the Company’s common stock in a cashless exchange under the terms of the Pre-funded Warrants.

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

14. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(47,972)	$(32,401)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	55,744,047	49,271,984
Net loss per share, basic and diluted	$(0.86)	$(0.66)

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2025	2024
Options issued and outstanding	10,659,866	8,228,128
Restricted stock units subject to future vesting	748,380	209,900
2020 ESPP	758,467	250,727
Common stock warrants	53,669	53,669
Total	12,220,382	8,742,424

15. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at March 31, 2025 and December 31, 2024), the probability of a change of control event (range of 5.0% to 50.0% at March 31, 2025 and December 31, 2024), the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at March 31, 2025 and December 31, 2024) and the discount rate (15% at March 31, 2025 and December 31, 2024). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.3 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

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

During the three months ended March 31, 2025 and 2024, the Company paid Reignite $0.1 million and zero US Dollars, respectively, for research and development expenses. As of March 31, 2025, the Company owes $0.2 million to Reignite for unpaid research and development expense. No option exercise fees were incurred during the three months ended March 31, 2025.

In 2024, an immediate family member of the Company's President and Chief Operating Officer was employed in the Company's Information Technology department. During the three months ended March 31, 2025, the Company paid an immaterial amount of compensation and granted equity awards consisting of RSUs and stock options with an immaterial aggregate grant date fair value.

17. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.6 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

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

In addition to the significant expense categories included within net loss presented in the Company's statement of operations, the following table provides disaggregated amounts that comprise research and development expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development trials and consumables expenses	$16,160	$11,621
Payroll and personnel expenses	17,228	12,432
Facilities and other research and development expenses	7,311	3,817
Total research and development expenses	$40,699	$27,870

As of and for the three months ended March 31, 2025 and 2024, all of the Company’s long-lived assets were located in the United States and all revenue was earned in the United States.

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

Our lead product candidate 4D-150 utilizes our proprietary R100 vector and a transgene cassette encoding aflibercept and inhibitory miRNA targeting vascular endothelial growth factor-C (“VEGF-C”). 4D-150 was designed to become the first backbone therapy for the treatment of retinal vascular diseases by providing multi-year sustained production of anti-VEGF from the retina with a single, safe, intravitreal injection, substantially reducing treatment burden and improving long-term patient outcomes. 4D-150 is initially being developed for the treatment of wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”). In March 2025, we announced the first patients have been enrolled across multiple sites in the 4FRONT-1 Phase 3 clinical trial evaluating 4D-150 for the treatment of wet AMD.

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

Our net losses were $48.0 million and $32.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $624.2 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, if approved.

We will require substantial additional funding to support our continuing operations and further the development of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaborations, strategic partnerships, or other strategic arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from conflicts in the Middle East, the lingering impact of the COVID-19 pandemic, the war in Ukraine, rising interest rates, tariffs, inflation and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue
Collaboration and license revenue	$14	$28	$(14)	(50)%
Operating Expenses:
Research and development	40,699	27,870	12,829	46%
General and administrative	12,936	10,294	2,642	26%
Total operating expenses	53,635	38,164	15,471	41%
Loss from operations	(53,621)	(38,136)	(15,485)	41%
Other Income, Net	5,649	5,735	(86)	(1)%
Net loss	$(47,972)	$(32,401)	$(15,571)	48%

Revenue

Revenue decreased by an immaterial amount from the three months ended March 31, 2024 to the three months ended March 31, 2025. Revenue for both periods was from CFF.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Research and development trials and consumables expenses	$16,160	$11,621	$4,539	39%
Payroll and personnel expenses	17,228	12,432	4,796	39%
Facilities and other research and development expenses	7,311	3,817	3,494	92%
Total research and development expenses	$40,699	$27,870	$12,829	46%

Research and development expenses increased by $12.8 million, or 46%, from the three months ended March 31, 2024 to the three months ended March 31, 2025. The increase was primarily due to the following:

•
a $4.8 million increase in payroll and personnel expenses, including a $0.9 million increase in employee stock-based compensation, due to increased headcount of research and development personnel;
•
a $4.5 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150; and
•
a $3.5 million increase in facilities and other research and development expenses mainly due to higher rent, consulting services, software and information technology expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million, or 26%, from the three months ended March 31, 2024 to the three months ended March 31, 2025. The increase was primarily due to:

•
a $2.2 million increase in legal fees and consulting services related to public company compliance costs and increase in expenses related to information technology systems implementations; and
•
a $0.4 million increase in payroll and personnel expenses due to increased headcount of general and administrative personnel.

Other Income, Net

Other income, net, decreased by $0.1 million, or 1%, from the three months ended March 31, 2024 to the three months ended March 31, 2025. The decrease is attributable to lower balances of cash equivalents and marketable securities.

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

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in April 2022 (the “S-3 Registration Statement”). In March 2022, we also entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the “2022 ATM Offering Program”). On May 31, 2024, we terminated the Sales Agreement and the 2022 ATM Offering Program pursuant to the terms of the Sales Agreement. At termination, 1,684,550 shares of the Company’s common stock had been sold pursuant to the Sales Agreement for net proceeds to the Company of $34.4 million, after deducting issuance costs.

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

In June 2024, we entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”) as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that we filed with the SEC in February 2024 as an “at-the-market” offering under the Securities Act. For the three months ended March 31, 2025, no shares were sold pursuant to the Leerink Sales Agreement.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $458.4 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $624.2 million as of March 31, 2025. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(47,758)	$(29,088)
Net cash provided by (used in) investing activities	31,948	(263,258)
Net cash provided by financing activities	—	318,832
Net increase (decrease) in cash and cash equivalents	$(15,810)	$26,486

Net Cash Used in Operating Activities

Net cash used in operating activities was $47.8 million for the three months ended March 31, 2025. This was primarily due to the net loss of $48.0 million, adjusted for noncash charges of $7.4 million and net changes in operating assets and liabilities of $7.2 million. Noncash charges included $7.0 million of stock-based compensation expense, $1.1 million of depreciation and amortization and $0.7 million for the amortization of operating lease right-of-use assets, offset by $1.3 million net accretion of discount on marketable securities and $0.1 million change in fair value of derivative liability. Net changes in operating assets and liabilities included decreases of $0.8 million in operating lease liabilities, $2.3 million in accrued and other liabilities and $0.2 million in accounts payable, and increases of $2.8 million in other assets and $1.1 million in prepaid expenses and other current assets.

Net cash used in operating activities was $29.1 million for the three months ended March 31, 2024. This was primarily due to the net loss of $32.4 million, adjusted for noncash charges of $6.8 million and net changes in operating assets and liabilities of $3.5 million. Noncash charges included $6.0 million of stock-based compensation expense, $1.2 million of depreciation and amortization and $0.4 million for the amortization of operating lease right-of-use assets, offset by $0.8 million net amortization/accretion of premium/discount on marketable securities. Net changes in operating assets and liabilities included a $0.5 million decrease in operating lease liabilities, a $2.4 million decrease in accrued and other liabilities, a $1.3 million increase in prepaid expenses and other current assets and a $0.1 million increase in other assets, offset by $0.7 million increase in accounts payable and a $0.1 million increase in deferred revenue.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $31.9 million for the three months ended March 31, 2025. This was due to $166.7 million in maturities of marketable securities, offset by purchases of marketable securities of $134.1 million and purchases of property and equipment of $0.6 million.

Net cash used in investing activities was $263.2 million for the three months ended March 31, 2024. This was due to purchases of marketable securities of $277.3 million and purchases of property and equipment of $0.7 million, offset by $14.8 million in maturities of marketable securities.

Net Cash Provided by Financing Activities

There was no net cash provided by financing activities for the three months ended March 31, 2025.

Net cash provided by financing activities was $318.8 million for the three months ended March 31, 2024. This was primarily due to proceeds from the 2024 Offering, net of issuance costs, of $315.7 million, and proceeds from the issuance of common stock from the exercise of stock options of $3.1 million.

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

As of March 31, 2025, our principal commitments consisted of obligations under our operating leases for our headquarters. Please see Note 9, Commitments and Contingencies, to our condensed financial statements included elsewhere in this report for further details.

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

During the three months ended March 31, 2025, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $458.4 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
We are in the late stages of drug development for our lead program and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.
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

.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are in the late stages of drug development for our lead program and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical-stage genetic medicine company pioneering the development of product candidates using our targeted and evolved AAV vectors. We commenced operations in September 2013, have no products approved for commercial sale and have not generated any product revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. If our product candidates are not successfully developed and approved, we may never generate any product revenue. To date, we have not completed any clinical trials (including any pivotal clinical trial), obtained marketing approval for any product candidates, manufactured commercial scale quantities of any of our product candidates or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will be seriously harmed.

We have had recurring net losses, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred recurring net losses, including net losses of $48.0 million and $32.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $624.2 million.

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

As of March 31, 2025, we had $458.4 million in cash, cash equivalents and marketable securities.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or a clinical trial application (“CTA”) will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could delay, suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. For example, in 2025, we initiated our first Phase 3 study comparing a single dose of 4D-150 3E10 vg/eye to on-label aflibercept 2mg Q8 weeks and plan to initiate a second Phase 3 study later in the year. If we experience any delays in completing these trials, due to delays in enrollment or other factors, it could result in serious harm our business. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

Aside from 4D-150, our product candidates are at an early stage of development. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

If any of these events occur, we or our collaborators may be forced to abandon our development efforts for a product candidate or candidates, which would seriously harm our business. Failure of a product candidate may occur at any stage of preclinical or clinical development, and, because most of our product candidates and our Therapeutic Vector Evolution platform technology are in an early stage of development, there is a relatively higher risk of failure, and we may never succeed in developing marketable products or generating product revenue.

We may not be successful in our efforts to further develop our Therapeutic Vector Evolution platform technology and current product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Aside from 4D-150, each of our product candidates is in the early stages of development and will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all. Any clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates or if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all.

The ability of the FDA and foreign regulatory authorities to review and/or approve new products can be affected by a variety of factors, including government budget, personnel, and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA's ability to conduct routine activities.

Separately, in response to the novel coronavirus pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if renewed global health concerns, funding shortages or staffing limitations prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or such other regulatory authorities to timely review and process our regulatory submissions, which could seriously harm our business.

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

We have received Regenerative Medicine Advanced Therapy ("RMAT") and PRIority MEdicine ("PRIME") designation for 4D-150 for the treatment of wet AMD and RMAT designation for 4D-150 for treatment of DME. We may seek RMAT and PRIME designations for certain future product candidates, however we may not be able to obtain such designations, and there is no guarantee that 4D-150 will experience a faster regulatory review or obtain regulatory approval.

The FDA has granted RMAT designation for 4D-150 for the treatment of neovascular (wet) age-related macular degeneration and diabetic macular edema, and may seek additional RMAT designations for 4D-150 or for our other product candidates. An biological product candidate is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which the FDA defines as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) the candidate is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the candidate has the potential to address unmet medical needs for such disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review of BLAs. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or through reliance upon data obtained from a meaningful number of sites, including through expansion of clinical trials to a sufficient number sites, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as appropriate, be able to fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records), through the collection of larger confirmatory data sets, or via post-approval monitoring of patients treated with the therapy prior to approval.

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

Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient assistance programs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent fifteen drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. We also expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures and could seriously harm our business.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally mandated price controls on payment amounts by third-party payors or other restrictions could seriously harm our business. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. These reforms could reduce the ultimate demand for our product candidates or put pressure on our product pricing and could seriously harm our business.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, our licensed patents and applications include four granted patents (U.S. patent nos. 12,180,254, 11,136,557, 11,634,691 and 10,988,519) and three pending patent applications (U.S. patent application nos. 18/167,598, 18/184,184 and 18/924,426), that were made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. U.S. patent nos. 11,136,557 and 11,634,691 were made with the support of U.C. Berkeley and relate to our A101 vector of our 4D-710 and 4D-725 product candidates. U.S. patent nos. 10,988,519 and 12,180,254 were made with the support of University of Pennsylvania and relates to our short-form human complement factor H (sCFH) payload of our 4D-175 product candidate. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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

Additionally, as of March 31, 2025, there are pre-funded warrants outstanding to purchase 9,385,000 shares of common stock, which are exercisable at a nominal exercise price. If holders of these pre-funded warrants exercise these securities, existing shareholders will suffer dilution to their voting power and the Company may experience dilution in its earnings per share, as well as a negative impact on its share price.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 60% of our outstanding common stock as of March 31, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	11/22/23	3.1

4.1	Description of Securities of the Registrant.	10-K	2/28/25	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Form of Pre-Funded Warrant issued in conjunction with February 2024 offering.	8-K	2/9/24	4.1

4.4	Form of Pre-Funded Warrant issued in conjunction with November 2024 exchange.	10-Q	11/13/24	4.4

4.5	Form of Pre-Funded Warrant issued in conjunction with December 2024 exchange.	8-K	12/11/24	4.1

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, has been formatted in Inline XBRL.				X

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

4D Molecular Therapeutics, Inc.

Date: May 8, 2025	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: May 8, 2025	By:	/s/ Uneek Mehra
Uneek Mehra
Chief Financial and Business Officer Principal Financial and Accounting Officer