Form 10-Q
period 2025-06-30
4D Molecular Therapeutics, Inc.
filed 2025-08-11
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, there were 46,702,467 shares of 4D Molecular Therapeutics, Inc.’s common stock outstanding. This number does not include 9,385,000 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of August 4, 2025 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s public offering in February 2024 or issued in exchange for our common stock in November 2024 and December 2024.

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
•
the expected potential benefits of strategic collaboration agreements, including our relationships with Arbor Biotechnologies, Inc., uniQure biopharma B.V. and Cystic Fibrosis Foundation, and our ability to attract collaborators with development, regulatory and commercialization expertise;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$77,159	$149,336
Marketable securities	216,066	275,541
Prepaid expenses and other current assets	10,062	10,055
Total current assets	303,287	434,932
Marketable securities, long-term	123,806	80,583
Property and equipment, net	17,505	19,534
Operating lease right-of-use assets, net	19,649	21,074
Other assets	9,390	4,261
Total assets	$473,637	$560,384
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,700	$4,386
Accrued and other current liabilities	19,190	18,869
Deferred revenue	1,066	257
Operating lease liabilities, current portion	5,721	5,637
Total current liabilities	34,677	29,149
Deferred revenue, net of current portion	219	1,057
Derivative liability	334	410
Operating lease liabilities, long-term portion	17,356	18,969
Other liabilities	161	193
Total liabilities	52,747	49,778
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at June 30, 2025 and December 31, 2024; 46,700,242 and 45,793,942 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in-capital	1,099,373	1,086,567
Accumulated other comprehensive gain	337	229
Accumulated deficit	(678,825)	(576,195)
Total stockholders’ equity	420,890	510,606
Total liabilities and stockholders’ equity	$473,637	$560,384

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Collaboration and license revenue	$15	$5	$29	$33
Operating expenses:
Research and development	47,951	31,860	88,650	59,727
General and administrative	11,520	10,601	24,456	20,898
Total operating expenses	59,471	42,461	113,106	80,625
Loss from operations	(59,456)	(42,456)	(113,077)	(80,592)
Other income (expense):
Interest income	4,859	7,548	10,441	13,293
Other income (expense), net	(61)	(45)	6	(55)
Total other income, net	4,798	7,503	10,447	13,238
Net loss	$(54,658)	$(34,953)	$(102,630)	$(67,354)
Net loss per share, basic and diluted	$(0.98)	$(0.63)	$(1.84)	$(1.29)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	55,927,091	55,282,754	55,836,075	52,277,369

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(54,658)	$(34,953)	$(102,630)	$(67,354)
Other comprehensive loss:
Net unrealized gain/(loss) on marketable securities	5	(184)	108	(309)
Total comprehensive loss	$(54,653)	$(35,137)	$(102,522)	$(67,663)

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain	Deficit	Equity
Balances at December 31, 2024	45,793,942	$5	$1,086,567	$229	$(576,195)	$510,606
Issuance of common stock upon exercise of stock options and vesting of RSUs	22,235	—	—	—	—	—
Issuance of common stock upon exercise of equity warrants	508,465	—	—	—	—	—
Stock-based compensation expense	—	—	6,986		—	6,986
Net unrealized gain on marketable securities	—	—	—	103	—	103
Net loss	—	—	—	—	(47,972)	(47,972)
Balances at March 31, 2025	46,324,642	$5	$1,093,553	$332	$(624,167)	$469,723
Issuance of common stock upon exercise of stock options and vesting of RSUs	49,791	—	2	—	—	2
Issuance of common stock - 2020 ESPP	323,290	—	860	—	—	860
Issuance of common stock upon exercise of service warrants	2,519	—	—	—	—	—
Stock-based compensation expense	—	—	4,958	—	—	4,958
Net unrealized gain on marketable securities	—	—	—	5	—	5
Net loss	—	—	—		(54,658)	(54,658)
Balances at June 30, 2025	46,700,242	$5	$1,099,373	$337	$(678,825)	$420,890

Continued on next page.

The accompanying notes are an integral part of these unaudited condensed financial statements.

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2023	43,075,218	$4	$723,136	$16	$(415,327)	$307,829
Issuance of common stock upon exercise of stock options and vesting of RSUs	236,856	—	3,113	—	—	3,113
Issuance of common stock upon public offering, net of issuance costs - February / March 2024 Public Offering Sale	7,845,314	1	316,148	—	—	316,149
Stock-based compensation expense	—	—	5,974	—	—	5,974
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(125)	—	(125)
Net loss	—	—	—	—	(32,401)	(32,401)
Balances at March 31, 2024	51,157,388	$5	$1,048,393	$(109)	$(447,728)	$600,561
Issuance of common stock upon exercise of stock options and vesting of RSUs	81,290	—	850	—	—	850
Issuance of common stock under the ATM offering program, net of issuance costs	585,938	—	15,263	—	—	15,263
Issuance of common stock - 2020 ESPP	89,659	—	707	—	—	707
Stock-based compensation expense	—	—	6,074	—	—	6,074
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(34,953)	(34,953)
Balances at June 30, 2024	51,914,275	$5	$1,071,309	$(293)	$(482,681)	$588,340

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(102,630)	$(67,354)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	11,944	12,048
Vesting of common stock warrants in return for services	—	44
Change in fair value of derivative liability	(76)	13
Depreciation and amortization	2,217	2,367
Amortization of right-of-use assets	1,425	851
Net accretion of discount on marketable securities	(2,433)	(3,092)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(7)	(2,330)
Other assets	(5,129)	(1,636)
Accounts payable	4,314	(83)
Accrued and other liabilities	798	785
Deferred revenue	(29)	72
Operating lease liabilities	(1,529)	(1,016)
Net cash used in operating activities	(91,135)	(59,331)
Cash flows from investing activities
Purchases of marketable securities	(249,480)	(374,084)
Maturities of marketable securities	268,273	38,346
Acquisition of property and equipment	(697)	(1,059)
Net cash provided by (used in) investing activities	18,096	(336,797)
Cash flows from financing activities
Issuance of common stock upon exercise of stock options and warrants	2	3,963
Issuance of common stock upon public offering, net of issuance costs	—	316,148
Issuance of common stock under the ATM offering program, net of issuance costs	—	15,263
Issuance of common stock - 2020 ESPP	860	707
Net cash provided by financing activities	862	336,081
Net decrease in cash and cash equivalents	(72,177)	(60,047)
Cash and cash equivalents, beginning of period	149,336	249,108
Cash and cash equivalents, end of period	$77,159	$189,061
Supplemental disclosures of noncash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other liabilities	$—	$177

The accompanying notes are an integral part of condensed financial statements.

4D Molecular Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. The Company

4D Molecular Therapeutics, Inc. (the “Company”) was formed as a limited liability company in September 2013 under the name 4D Molecular Therapeutics, LLC. The Company changed its name and converted into a corporation which was incorporated in the state of Delaware in March 2015. The Company is a late-stage biotechnology company advancing durable and disease-targeted therapeutics with potential to transform treatment paradigms and provide benefits to patients.

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $678.8 million as of June 30, 2025. The Company believes that its cash, cash equivalents and marketable securities as of June 30, 2025 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

The accompanying financial information for the three and six months ended June 30, 2025 and 2024 is unaudited. The condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2025, and its results of operations and cash flows for the six months ended June 30, 2025 and 2024. The condensed balance sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Due to the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates, tariffs and inflation, natural disasters and health crises, such as pandemics, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2025. While there was not a material impact to the Company’s condensed financial statements as of June 30, 2025, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the condensed financial statements in future reporting periods.

Segment Information

The Company manages its business as one segment which includes all activities related to the discovery, development, and commercialization of medicines for specific diseases. See Note 17, Segment Information for financial information related to the Company's one segment.

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

The Company’s total revenue for both the three and six months ended June 30, 2025 and 2024 was derived from a single collaboration and license agreements partner located in the United States.

The Company did not have accounts receivable from its partners in collaboration and license agreements as of June 30, 2025 and December 31, 2024.

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

3. Fair Value Measurements and Marketable Securities

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2025	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Assets
Cash	$7,086	$—	$—	$7,086	$7,086	$—	$—
Level 1:
Money market funds	62,635	—	—	62,635	62,635	—	—
Subtotal	62,635	—	—	62,635	62,635	—	—
Level 2:
Certificates of deposit	16,375	10	—	16,385	—	16,385	—
Commercial paper	51,400	35	(10)	51,425	—	50,582	843
U.S. Treasuries	56,650	59	(35)	56,674	7,438	19,997	29,239
Corporate bonds	222,547	332	(53)	222,826	—	129,102	93,724
Subtotal	346,972	436	(98)	347,310	7,438	216,066	123,806
Total	$416,693	$436	$(98)	$417,031	$77,159	$216,066	$123,806

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2024	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Assets
Cash	$6,715	$—	$—	$6,715	$6,715	$—	$—
Level 1:
Money market funds	142,621	—	—	142,621	142,621	—	—
Level 2:
Certificates of deposit	47,592	55	—	47,647	—	47,647	—
Commercial paper	60,144	59	(1)	60,202	—	58,057	2,145
U.S. Treasuries	32,224	8	(122)	32,110	—	6,751	25,359
Corporate bonds	215,935	361	(131)	216,165	—	163,086	53,079
Subtotal	355,895	483	(254)	356,124	—	275,541	80,583
Total	$505,231	$483	$(254)	$505,460	$149,336	$275,541	$80,583

There are no Level 3 assets and no Level 1 or 2 liabilities.

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

There were no transfers between Level 1, 2 and 3 during the periods presented.

The following table set forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument (in thousands):

Derivative Liability
Balance as of December 31, 2024	$410
Change in fair value included in other income (expense), net	(76)
Balance as of June 30, 2025	$334

All marketable securities held as of June 30, 2025 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$114,697	$69,947
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	—	—
Aggregate fair value of marketable securities in unrealized gain position	225,175	286,177
Total marketable securities	$339,872	$356,124

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $20 thousand, as well as in aggregate, $99 thousand, as of June 30, 2025, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of June 30, 2025.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Machinery and equipment	$14,488	$14,172
Leasehold improvements	18,467	17,763
Furniture and fixtures	1,104	1,104
Office equipment	366	256
Computer equipment and software	1,708	1,596
Transportation equipment	46	46
Construction in progress	128	1,182
Total property and equipment	36,307	36,119
Less: Accumulated depreciation and amortization	(18,802)	(16,585)
Property and equipment, net	$17,505	$19,534

All property and equipment are maintained in the United States. Depreciation expense was $1.3 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and $2.6 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Payroll and related expenses	$6,861	$8,106
Accrued clinical and preclinical study costs	8,277	7,977
Consulting and professional	3,032	2,672
Restructuring expenses	918	—
Other accrued expenses	102	114
Total accrued and other current liabilities	$19,190	$18,869

6. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cystic Fibrosis Foundation (CFF)	$15	$5	$29	$33
Total revenue	$15	$5	$29	$33

Deferred revenue, which relates entirely to CFF, was $1.3 million as of each of June 30, 2025 and December 31, 2024.

An immaterial amount of revenue was recorded during the six months ended June 30, 2025 and 2024 that was included in deferred revenue at January 1, 2025 and 2024, respectively.

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

During the three and six months ended June 30, 2025 and 2024, the Company recognized no revenues under both of the Amended uniQure Agreement and the Second uniQure Agreement. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company had recorded no deferred revenue relating to uniQure and the aggregate amount of the transaction price allocated to the remaining performance obligation was zero US Dollars.

Cystic Fibrosis Foundation

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s cystic fibrosis research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under ASC Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of each of June 30, 2025 and December 31, 2024, the Company had achieved milestones totaling $1.8 million under the CFF

Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during each of the three and six months ended June 30, 2025 and 2024 was immaterial. As of each of June 30, 2025 and December 31, 2024, deferred revenue relating to the CFF Agreement was $1.3 million. There were no accounts receivable from CFF under the CFF Agreement as of June 30, 2025 and December 31, 2024. As of each of June 30, 2025 and December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.3 million. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next five years as the Company performs research services through the completion of IND-enabling studies.

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

The Company will account for its costs related to the co-development and co-commercialization of product candidates under the Arbor Agreement as research and development expenses in the periods in which they are incurred. As of June 30, 2025, no Shared Product has been designated by the JSC (each as defined in the Arbor Agreement) under the Arbor Agreement, and no research and development expenses were incurred related to the Arbor Agreement during the three and six months ended June 30, 2025.

7. License Arrangements

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

Under the Astellas License Agreement, the Company’s performance obligation is to grant and make available to AGT the Licensed IP and Licensed Know-How (each as defined in the Astellas License Agreement) with respect to the 4D Vector. In connection with the grant of the license, in July 2023, the Company delivered to AGT the Transferred Material (as defined in the Astellas License Agreement). As of June 30, 2025, there was no deferred revenue and no accounts receivable relating to the Astellas License Agreement. This agreement was terminated by AGT in July 2025 for convenience. The Company does not expect to incur any charges related to the termination of the Astellas License Agreement.

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

As of June 30, 2025, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

The Company did not incur any expense under the provisions of the outstanding license agreements during each of the three and six months ended June 30, 2025 and 2024.

8. Commitments and Contingencies

Operating Lease Commitments

5980 Horton Street Building Lease

In May 2015, the Company executed a lease agreement (the “5980 Horton Lease”) for office and laboratory space in Emeryville, California. The 5980 Horton Lease, as amended, expires in August 2026. As of June 30, 2025, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.5 million and $0.7 million, respectively. As of December 31, 2024, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.8 million and $0.9 million, respectively.

5858 Horton Street Lease and Expansion

In October 2018, the Company executed a lease agreement (the “5858 Horton Lease”) for office and laboratory facilities in Emeryville, California. The 5858 Horton Lease, as amended in 2019, 2021 and 2022, consists of approximately 40,802 square feet of space and has a lease term through December 31, 2029. In July 2024, the Company extended the term of the 5858 Horton Lease for a period of twelve months to December 31, 2030. In accordance with ASC Topic 842, Leases, the Company accounted for the extension as a modification and remeasured the lease liability based on the new lease term and an updated, estimated incremental borrowing rate of 10.75%. The modification resulted in an increase to the lease liability of $0.8 million and a corresponding increase to the carrying value of the right-of-use asset. No gain or loss was recognized upon the modification. As of June 30, 2025, the right-of-use asset and lease liability related to the 5858 Horton Lease were $9.4 million and $11.9 million, respectively. As of December 31, 2024, the right-of-use asset and lease liability related to the 5858 Horton Lease were $9.9 million and $12.6 million, respectively.

In July 2024, the Company also entered into a lease agreement for additional office and laboratory space in Emeryville, California (the “5858 Horton Expansion Lease”). The 5858 Horton Expansion Lease consists of approximately 32,038 square feet of space and commenced on September 1, 2024 and has a lease term through December 31, 2030. As of June 30, 2025, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $8.4 million and $9.1 million, respectively. As of December 31, 2024, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $8.9 million and $9.6 million, respectively. The discount rate used to measure the lease liability was 11.02%.

Emeryville Warehouse Lease

In January 2024, the Company entered into a lease agreement for warehouse space in Emeryville, California (the “Warehouse Lease”). The Warehouse Lease commenced on August 1, 2024. The Warehouse Lease consists of approximately 7,800 square feet of warehouse space and has a lease term through December 31, 2029. As of June 30, 2025, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.3 million. As of December 31, 2024, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.5 million. The discount rate used to measure the lease liability related to the Warehouse Lease was 10.69%.

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$1,344	$698	$2,688	$1,397
Variable lease cost	648	354	1,422	707
Total	$1,992	$1,052	$4,110	$2,104

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $2.8 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes supplemental information related to operating leases:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years):	5.3	5.7
Weighted-average discount rate:	10.8%	10.7%

The following table summarizes the maturities of lease liabilities as of June 30, 2025 (in thousands):

2025 (remaining six months)	$2,845
2026	5,601
2027	5,350
2028	5,510
2029	5,675
Thereafter	5,455
Total future minimum lease payments	30,436
Less: Amount representing interest	(7,359)
Present value of future minimum lease payments	23,077
Less: Current portion of operating lease liabilities	(5,721)
Long-term portion of operating lease liabilities	$17,356

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at June 30, 2025.

9. Income Taxes

For the three and six months ended June 30, 2025 and 2024, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The Company is currently assessing the implications of these tax law changes and does not expect that they will have a material impact on its financial statements in the current year. Since the OBBB Act was enacted subsequent to the Company’s balance sheet date, the Company’s tax provision for the three and six months ended June 30, 2025, does not incorporate the effects of these tax law changes.

10. Common Stock

As of June 30, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

The Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30, 2025	December 31, 2024
Issuance of common stock under the 2020 Equity Incentive Award Plan and 2025 Employment Inducement Award Plan	1,883,652	975,060
Issuance of common stock under the 2020 Employee Stock Purchase Plan	327,247	192,598
Exercise of options issued and outstanding and future vesting of restricted stock units	11,170,584	9,698,997
Exercise of common stock warrants	9,415,000	9,947,145
Total common stock reserved for future issuance	22,796,483	20,813,800

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

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of June 30, 2025, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

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

Sales Agreement with Leerink Partners LLC (“Leerink”) — In June 2024, the Company entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink as sales agent to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that the Company filed with the SEC in February 2024, and subsequently amended in February 2025, as an “at-the-market” offering under the Securities Act. For the three and six months ended June 30, 2025, no shares had been sold pursuant to the Leerink Sales Agreement.

11. Stock-based Compensation

2025 Employment Inducement Award Plan

On February 3, 2025, the Company’s board of directors adopted the 2025 Employment Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 500,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market. The Inducement Plan provides for the grant of stock options, restricted stock units, and other stock-based awards. As of June 30, 2025, there were 451,700 shares available for future grants under the Inducement Plan.

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company’s common stock may be issued upon the exercise of incentive stock options. As a result of the operation of the automatic annual increase provision of the 2020 Plan, an additional 2,153,533 shares of common stock became available for issuance on February 29, 2024 and an additional 2,289,625 shares of common stock became available for issuance on February 28, 2025, under the 2020 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of June 30, 2025 there were 1,431,952 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of June 30, 2025, options to purchase 1,515,360 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

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

Under the 2020 ESPP, the Company’s employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2020 ESPP provides for a series of overlapping 24-month offering periods comprising four six-month purchase periods. The initial offering period under the 2020 ESPP is longer than 24 months, commencing February 15, 2021 and ending on May 14, 2023. Contributions under the 2020 ESPP are limited to a maximum of 15% of an employee’s eligible compensation.

Restricted Stock Units

The Company has granted restricted stock unit (RSU) awards under the 2020 Equity Incentive Award Plan that vest over a period of four years. The following table summarizes the RSU activity:

Number of Shares
Unvested balance at December 31, 2024	361,997
Awarded	501,204
Vested	(70,278)
Canceled/Forfeited	(67,822)
Unvested balance at June 30, 2025	725,101

Stock Options

The following table summarizes the stock options activity:

Number of Shares Underlying Outstanding Options
Balances at December 31, 2024	9,337,000
Options granted	1,579,299
Options exercised	(2,000)
Options expired	(34,691)
Options forfeited	(434,125)
Balances at June 30, 2025	10,445,483
Options exercisable at June 30, 2025	5,493,360
Options vested and expected to vest at June 30, 2025	10,445,483

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term	5.9 years	6.0 - 6.1 years	5.9 - 6.1 years	6.0 - 6.1 years
Expected volatility	86.5% - 88.9%	84.9% - 85.4%	84.9% - 88.9%	81.4% - 85.4%
Risk-free interest rate	4.1%	4.4% - 4.5%	4.1% - 4.6%	3.9% - 4.5%
Expected dividend yield	—%	—%	—%	—%

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,498	$3,196	$6,479	$6,231
General and administrative	2,460	2,877	5,465	5,817
Total stock-based compensation expense	$4,958	$6,073	$11,944	$12,048

12. Common Stock Warrants

In May 2018, the Company issued a warrant for 23,669 shares of the Company’s common stock to a service provider with an exercise price of $3.19 per share. The fair value of the warrant was determined at the issuance date using the Black-Scholes option pricing model. The warrant was fully vested upon issuance and were exercised in May 2025 through a cashless exchange under the terms of the original agreement.

In December 2020, the Company issued a warrant for 30,000 shares of the Company’s common stock to a service provider with an exercise price of $18.00 per share. This warrant vests over a period of four years and expires in 2027. The fair value of the warrant was determined at the issuance date using the Black-Scholes option pricing model.

The Company recognized no expense related to the above warrant shares during the three and six months ended June 30, 2025, and there was insignificant expense recognized during the three and six months ended June 30, 2024.

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

In November and December 2024, the Company entered into exchange agreements (the “Exchange Agreements”) with each of Biotechnology Value Fund, L.P. and certain of its affiliates (collectively, “BVF”) and RA Capital Healthcare Fund, L.P. (“RA Capital”), respectively. Pursuant to Exchange Agreements, BVF and RA Capital exchanged 5,775,000 and 535,000 shares, respectively, of the Company’s common stock for pre-funded warrants to acquire the same respective number of shares of the Company’s common stock. The pre-funded warrants have an exercise price of $0.0001 per underlying share of common stock, are exercisable at any time until they are fully exercised and will not expire until they are fully exercised. The number of shares of the Company’s common stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting shares of the Company’s common stock, as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The fair value of the common stock exchanged approximated the fair value of the pre-funded warrants issued at of the transaction dates and no net proceeds were recorded in connection with the transactions.

13. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(54,658)	$(34,953)	$(102,630)	$(67,354)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	55,927,091	55,282,754	55,836,075	52,277,369
Net loss per share, basic and diluted	$(0.98)	$(0.63)	$(1.84)	$(1.29)

In February 2024, the Company issued and sold Pre-funded Warrants to purchase 3,583,476 shares of common stock at a nominal exercise price of $0.0001. In November and December 2024, the Company entered into Exchange Agreements with BVF and RA Capital to exchange 5,775,000 and 535,000 shares, respectively, of the Company’s common stock for Pre-funded Warrants to acquire the same respective number of shares of the Company’s common stock. The Pre-funded Warrants have an exercise price of $0.0001 per underlying share of common stock (see Note 12). The shares of common stock into which the Pre-funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Pre-funded Warrants are immediately exercisable upon their issuance date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2025	2024
Options issued and outstanding	10,445,483	8,192,173
Restricted stock units subject to future vesting	725,101	258,117
2020 ESPP	549,661	244,622
Common stock warrants	30,000	53,669
Total	11,750,245	8,748,581

14. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at June 30, 2025 and December 31, 2024), the probability of a change of control event (range of 5.0% to 50.0% at June 30, 2025 and December 31, 2024), the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at June 30, 2025 and December 31, 2024) and the discount rate (15% at June 30, 2025 and December 31, 2024). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.3 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.

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

During the three and six months ended June 30, 2025, the Company paid Reignite $0.4 million and $0.5 million, respectively, for research and development expenses. During the three and six months ended June 30, 2024, the Company paid Reignite $0.4 million for research and development expenses. As of June 30, 2025, the Company owes $0.1 million to Reignite for unpaid research and development expense. No option exercise fees were incurred during the three and six months ended June 30, 2025.

In 2024, an immediate family member of the Company's President and Chief Operating Officer was employed in the Company's Information Technology department. During the three and six months ended June 30, 2025, the Company paid an immaterial amount of compensation and granted equity awards consisting of RSUs and stock options with an immaterial aggregate grant date fair value.

16. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.5 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded contribution expenses of $1.1 million and $0.8 million, respectively.

17. Segment Information

The Company operates in a single operating and reportable segment, which includes all activities related to discovery, development and commercialization of durable and disease-targeted therapeutics. The determination of a single business segment is consistent with the financial information regularly provided to the Company's chief operating decision maker (the "CODM") who manages the business activities on a consolidated basis. The Company's CODM is its Chief Executive Officer who assesses performance for the business and decides how to allocate resources based on net loss that also is reported on the statements of operations.

In addition to the significant expense categories included within net loss presented in the Company's statement of operations, the following table provides disaggregated amounts that comprise research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development trials and consumables expenses	$23,426	$14,162	$39,586	$25,781
Payroll and personnel expenses	17,871	13,158	35,099	25,591
Facilities and other research and development expenses	6,654	4,540	13,965	8,355
Total research and development expenses	$47,951	$31,860	$88,650	$59,727

As of and for the six months ended June 30, 2025 and 2024, all of the Company’s long-lived assets were located in the United States and all revenue was earned in the United States.

18. Subsequent Events

Workforce Reduction

On July 2, 2025, the Company announced a workforce reduction of approximately 25% of current and planned roles in July 2025, primarily in the areas supporting early-stage research and development and support functions. In connection with the workforce reduction, which the Company expects to be substantially completed in the third quarter of 2025, the Company estimates that it will pay cash expenses of approximately $3.0 million, including severance, benefits, and related termination costs, which will be paid primarily in the third quarter of 2025. The Company has recorded $0.9 million for severance benefits and related termination costs, included in research and development expenses on the condensed statement of operations for the three months ended June 30, 2025.

Termination of the Astellas License Agreement

In July 2025, AGT terminated the Astellas License Agreement for convenience. The Company does not expect to incur any charges related to the termination of the Astellas License Agreement. See Note 7, License Agreements, for further details.

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

In March 2025, we announced the first patients have been enrolled across multiple sites in the 4FRONT-1, our North American Phase 3 clinical trial evaluating 4D-150 for the treatment of wet AMD. In July 2025, we announced that initial enrollment and site activation for 4FRONT-1 have exceeded initial projections, reflecting continued strong engagement and enthusiasm from investigators and patients. We expect 52-week topline data in the first half of 2027, an acceleration of the timeline from the previous guidance to the second half of 2027, providing more than six months of expected cash runway beyond the expected data readout.

Additionally, our second Phase 3 trial of 4D-150 in wet AMD, 4FRONT-2, was initiated in June 2025, ahead of schedule. 4FRONT-2 is a global clinical trial and has an identical design to 4FRONT-1, except for enrolling both treatment naïve and recently diagnosed, treatment-experienced patients. We expect 52-week topline data for 4FRONT-2 in the second half of 2027, consistent with previous guidance.

In July 2025, we presented positive 60-week results from the 4D-150 SPECTRA clinical trial in DME where 4D-150 continued to be well tolerated with no intraocular inflammation observed at any timepoint or dose level. In addition, 4D-150 demonstrated durable and dose-dependent clinical activity with sustained gains in visual acuity and anatomic control between 3E10 vg/eye, the selected Phase 3 dose, and lower doses. The Phase 3 dose achieved clinically meaningful 78% reduction in treatment burden vs. projected on-label aflibercept 2mg Q8W. The FDA and EMA are aligned on a proposed single Phase 3 clinical trial being acceptable for regulatory submissions for 4D-150 in DME.

Our second priority product candidate is 4D-710, which we believe is the first known genetic medicine to demonstrate successful delivery and expression of the CFTR transgene in the lungs of people with cystic fibrosis (CF). We believe these results will translate into durable clinical improvements in people with CF, including improved lung function and quality of life. We expect to provide an interim data update from the ongoing AEROW Phase 1 clinical trial and a program update in the fourth quarter of 2025.

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

We have incurred significant operating losses and expect that our operating losses will remain relatively stable as we increase expense on Phase 3 studies for 4D-150 in wet AMD offset by reduction in our expenses on early-stage research and development, and maintain, protect and enforce our intellectual property portfolio.

Our net losses were $54.7 million and $35.0 million for the three months ended June 30, 2025 and 2024, respectively, and $102.6 million and $67.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $678.8 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Workforce Reduction

On July 2, 2025, we announced a workforce reduction of approximately 25% of current and planned roles in July 2025, primarily in the areas supporting early-stage research and development and support functions. In connection with the workforce reduction, we estimate that we will pay cash expenses of approximately $3 million, including severance, benefits, and related termination costs, which will be paid primarily in the third quarter of 2025. The workforce reduction is expected to provide annual cash compensation cost savings of approximately $15 million and offsets additional expenses expected based on the accelerated timelines for the 4FRONT clinical trials and BLA preparation. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $417.0 million, which we believe is sufficient to support planned expenses to deliver 52-week topline data from 4FRONT-1 and 4FRONT-2 Phase 3 clinical trials and Biologics License Application (“BLA”) preparation for 4D-150 in wet AMD, continue Phase 1/2 and pre-Phase 3 planning activities for 4D-150 in diabetic macular edema and continue ongoing Phase 1/2 development of 4D-710 in cystic fibrosis.

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

At this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. However, we expect our overall research and development expenses to remain relatively stable in the near term as we leverage prior investments and streamline operations to offset for 4D-150 Phase 3 studies. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. See the section titled “Risk Factors” for additional risks regarding regulatory development and approval.

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

We expect our general and administrative expenses to remain relatively stable or potentially decline in the near term as a result of operational streamlining while maintaining patents for our product candidates, consulting, legal and accounting services associated with maintaining compliance with stock exchange listing and requirements of the SEC, investor relations costs, director and officer insurance premiums, and other costs associated with being a public company.

Other Income, Net

Our other income, net primarily consists of interest income earned on our cash equivalents and marketable securities and adjustments for the change in the fair value of our derivative liability which must be remeasured at each reporting date.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue
Collaboration and license revenue	$15	$5	$10	200%
Operating Expenses:
Research and development	47,951	31,860	16,091	51%
General and administrative	11,520	10,601	919	9%
Total operating expenses	59,471	42,461	17,010	40%
Loss from operations	(59,456)	(42,456)	(17,000)	40%
Other Income, Net	4,798	7,503	(2,705)	(36)%
Net loss	$(54,658)	$(34,953)	$(19,705)	56%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue
Collaboration and license revenue	$29	$33	$(4)	(12)%
Operating Expenses:
Research and development	88,650	59,727	28,923	48%
General and administrative	24,456	20,898	3,558	17%
Total operating expenses	113,106	80,625	32,481	40%
Loss from operations	(113,077)	(80,592)	(32,485)	40%
Other Income, Net	10,447	13,238	(2,791)	(21)%
Net loss	$(102,630)	$(67,354)	$(35,276)	52%

Revenue

Revenue increased by an immaterial amount from the three months ended June 30, 2024 to the three months ended June 30, 2025, and decreased by an immaterial amount from the six months ended June 30, 2024 to the six months ended June 30, 2025. Revenue for both periods was from CFF.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Research and development trials and consumables expenses	$23,426	$14,162	$9,264	65%
Payroll and personnel expenses	17,871	13,158	4,713	36%
Facilities and other research and development expenses	6,654	4,540	2,114	47%
Total research and development expenses	$47,951	$31,860	$16,091	51%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Research and development trials and consumables expenses	$39,586	$25,781	$13,805	54%
Payroll and personnel expenses	35,099	25,591	9,508	37%
Facilities and other research and development expenses	13,965	8,355	5,610	67%
Total research and development expenses	$88,650	$59,727	$28,923	48%

Research and development expenses increased by $16.1 million, or 51%, from the three months ended June 30, 2024 to the three months ended June 30, 2025. The increase was primarily due to the following:

•
a $9.3 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $4.7 million increase in payroll and personnel expenses primarily due to increased headcount of research and development personnel; and
•
a $2.1 million increase in facilities and other research and development expenses primarily due to higher rent, software and information technology expenses.

Research and development expenses increased by $28.9 million, or 48%, from the six months ended June 30, 2024 to the six months ended June 30, 2025. The increase was primarily due to the following:

•
a $13.8 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $9.5 million increase in payroll and personnel expenses primarily due to increased headcount from an increase in research and development personnel; and
•
a $5.6 million increase in facilities and other research and development expenses primarily due to higher rent, consulting services, software and information technology expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million, or 9%, from the three months ended June 30, 2024 to the three months ended June 30, 2025. The increase was primarily due to an increase in legal fees and consulting services related to public company compliance costs and increase in expenses related to information technology systems implementations.

General and administrative expenses increased by $3.6 million, or 17%, from the six months ended June 30, 2024 to the six months ended June 30, 2025. The increase was primarily due to:

•
a $2.8 million increase in legal fees and consulting services related to public company compliance costs and an increase in expenses related to information technology systems implementations; and
•
an $0.8 million increase in payroll and personnel expenses primarily due to increased headcount of general and administrative personnel.

Other Income, Net

Other income, net, decreased by $2.7 million, or 36%, from the three months ended June 30, 2024 to the three months ended June 30, 2025. It decreased by $2.8 million, or 21%, from the six months ended June 30, 2024 to the six months ended June 30, 2025. The decrease is attributable to lower balances of cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of our equity securities, including from the sale of our common stock in our IPO, Follow-on Offerings, and “at-the-market” offerings and the sale of our redeemable preferred stock, and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In December 2020, we issued and sold 9,660,000 shares of common stock in our IPO at a price to the public of $23.00 per share. The aggregate net proceeds from our IPO were $204.7 million after deducting underwriting discounts and commissions and other offering costs.

In November 2021, we completed an underwritten public offering (“2021 Offering”) in which 4,750,000 shares of our common stock were sold at an offering price of $25.00 per share. The net proceeds from the 2021 Offering were $111.1 million after deducting underwriting discounts and commissions and offering expenses.

In March 2022, we filed a Registration Statement on Form S-3 covering the offering of up to $300.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in April 2022 (the “S-3 Registration Statement”). In March 2022, we also entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the “2022 ATM Offering Program”). On May 31, 2024, we terminated the Sales Agreement and the 2022 ATM Offering Program pursuant to the terms of the Sales Agreement. At termination, 1,684,550 shares of our common stock had been sold pursuant to the Sales Agreement for net proceeds to us of $34.4 million, after deducting issuance costs.

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

In June 2024, we entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”) as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that we filed with the SEC in February 2024 as an “at-the-market” offering under the Securities Act. For the six months ended June 30, 2025, no shares were sold pursuant to the Leerink Sales Agreement.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $417.0 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $678.8 million as of June 30, 2025. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(91,135)	$(59,331)
Net cash provided by (used in) investing activities	18,096	(336,797)
Net cash provided by financing activities	862	336,081
Net decrease in cash and cash equivalents	$(72,177)	$(60,047)

Net Cash Used in Operating Activities

Net cash used in operating activities was $91.1 million for the six months ended June 30, 2025. This was primarily due to the net loss of $102.6 million, adjusted for noncash charges of $13.1 million and net changes in operating assets and liabilities of $1.6 million. Noncash charges included $11.9 million of stock-based compensation expense, $2.2 million of depreciation and amortization and $1.4 million for the amortization of operating lease right-of-use assets, offset by $2.4 million net accretion of discount on marketable securities. Net changes in operating assets and liabilities included a $1.5 million decrease in operating lease liabilities and a $5.1 million increase in other assets, offset by a $4.3 million increase in accounts payable and a $0.7 million increase in accrued and other liabilities.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $18.1 million for the six months ended June 30, 2025. This was due to $268.3 million in maturities of marketable securities, offset by purchases of marketable securities of $249.5 million and purchases of property and equipment of $0.7 million.

Net cash used in investing activities was $336.8 million for the six months ended June 30, 2024. This was due to purchases of marketable securities of $374.1 million and purchases of property and equipment of $1.0 million, offset by $38.3 million in maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2025 which was due to proceeds from the issuance of common stock from ESPP purchases of $0.9 million.

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

As of June 30, 2025, our principal commitments consisted of obligations under our operating leases for our headquarters. Please see Note 8, Commitments and Contingencies, to our condensed financial statements included elsewhere in this report for further details.

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

During the three and six months ended June 30, 2025, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $417.0 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings information set forth in Note 8 Commitments and Contingencies of the notes to our condensed financial statements in Part I, Item I of this report is incorporated by reference.

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

We are a leading late-stage biotechnology advancing durable and disease-targeted therapeutics with potential to transform treatment paradigms and provide unprecedented benefits to patients. We commenced operations in September 2013, have no products approved for commercial sale and have not generated any product revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. If our product candidates are not successfully developed and approved, we may never generate any product revenue. To date, we have not completed any clinical trials (including any pivotal clinical trial), obtained marketing approval for any product candidates, manufactured commercial scale quantities of any of our product candidates or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will be seriously harmed.

We have had recurring net losses, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred recurring net losses, including net losses of $54.7 million and $35.0 million for the three months ended June 30, 2025 and 2024, respectively, and $102.6 million and $67.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $678.8 million.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase substantially if and as we:

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through the sale of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements. We have initiated clinical trials, which are ongoing, and have additional product candidates in preclinical development that may enter clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, continue preclinical and clinical development of our product candidates and, in particular, advance our product candidates through clinical trials. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial funding.

As of June 30, 2025, we had $417.0 million in cash, cash equivalents and marketable securities.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will allow us to fund our planned operations for at least one year from the date of the issuance of the financial statements included in this report.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by global economic conditions affecting credit and financial markets (including due to increased interest rates and high inflation rates) and product supply chains. If adequate funds are not available to us on a timely basis, we may be required to:

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

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. For example, if such laws or restrictions are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, collaborate with, or otherwise work with certain Chinese biotechnology companies without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible that some of our contractual counterparties could be impacted by the legislation described above. Such counterparties may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our product candidates.

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

We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, or if the sponsor fails to conduct required confirmatory studies in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, the Food and Drug Omnibus Reform Act of 2022 provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

Enacted and future healthcare legislation or regulation may increase the difficulty and cost for us to obtain marketing approval of and to commercialize our product candidates and may affect the prices we may set.

In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could, among other things, restrict our ability to profitably sell our product candidates and could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States and elsewhere, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative and regulatory initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any product candidates approved for sale. New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If we are found to have violated laws and regulations, it could materially adversely affect our business, results of operations and financial condition.

For example, in 2010, the Patient Protection and Affordable Care Act (the “ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private payors. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and to obtain adequate prices for any product candidates approved for sale, are the following:

•
an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;
•
expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, revising the “average manufacturer price” definition, and extending rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; and
•
establishment of a Center for Medicare & Medicaid Innovation (“CMMI”) at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Most significantly, in 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any other product candidate that we commercialize.

The Trump administration has issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called most favored nation pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

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

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. Legally mandated price controls on payment amounts by third-party payors or other restrictions could seriously harm our business. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. These reforms could reduce the ultimate demand for our product candidates or put pressure on our product pricing and could seriously harm our business.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage and payment criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

The successful commercialization of any product candidates for which we obtain approval will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if any and if approved, could limit our ability to market those products and decrease our ability to generate revenue.

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

Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, our licensed patents and applications include five granted patents (U.S. patent nos. 12,310,997, 12,180,254, 11,136,557, 11,634,691 and 10,988,519) and two pending patent applications (U.S. patent application nos. 18/184,184 and 18/924,426), that were made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. U.S. patent nos. 11,136,557 and 11,634,691 were made with the support of U.C. Berkeley and relate to our A101 vector of our 4D-710 and 4D-725 product candidates. U.S. patent nos. 10,988,519 and 12,180,254 were made with the support of University of Pennsylvania and relates to our short-form human complement factor H (sCFH) payload of our 4D-175 product candidate. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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

Additionally, on June 1, 2023, the European Union Patent Package (EU Patent Package) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the

UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

Additionally, as of June 30, 2025, there are pre-funded warrants outstanding to purchase 9,385,000 shares of common stock, which are exercisable at a nominal exercise price. If holders of these pre-funded warrants exercise these securities, existing shareholders will suffer dilution to their voting power and the Company may experience dilution in its earnings per share, as well as a negative impact on its share price.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 55% of our outstanding common stock as of June 30, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025, has been formatted in Inline XBRL.				X

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

4D Molecular Therapeutics, Inc.

Date: August 11, 2025	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: August 11, 2025	By:	/s/ Uneek Mehra
Uneek Mehra
Principal Financial and Accounting Officer