Form 10-Q
period 2025-09-30
4D Molecular Therapeutics, Inc.
filed 2025-11-10
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, there were 57,135,075 shares of 4D Molecular Therapeutics, Inc.’s common stock outstanding. This number does not include 10,513,949 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of November 7, 2025 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the success, cost and timing of our development activities, preclinical studies and clinical trials, including our clinical trials for 4D-150, 4D-175, 4D-710 and 4D-725;
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
•
the expected potential benefits of strategic collaboration agreements, including our relationships with Otsuka Pharmaceutical Co., Ltd., Arbor Biotechnologies, Inc., uniQure biopharma B.V. and Cystic Fibrosis Foundation, and our ability to attract collaborators with development, regulatory and commercialization expertise;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$48,555	$149,336
Marketable securities	256,508	275,541
Prepaid expenses and other current assets	7,314	10,055
Total current assets	312,377	434,932
Marketable securities, long-term	67,165	80,583
Property and equipment, net	16,153	19,534
Operating lease right-of-use assets, net	18,907	21,074
Other assets	9,380	4,261
Total assets	$423,982	$560,384
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,863	$4,386
Accrued and other current liabilities	24,189	18,869
Deferred revenue	360	257
Operating lease liabilities, current portion	5,695	5,637
Total current liabilities	37,107	29,149
Deferred revenue, net of current portion	835	1,057
Derivative liability	345	410
Operating lease liabilities, long-term portion	16,568	18,969
Other liabilities	144	193
Total liabilities	54,999	49,778
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at September 30, 2025 and December 31, 2024; 46,771,185 and 45,793,942 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in-capital	1,104,008	1,086,567
Accumulated other comprehensive gain	671	229
Accumulated deficit	(735,701)	(576,195)
Total stockholders’ equity	368,983	510,606
Total liabilities and stockholders’ equity	$423,982	$560,384

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Collaboration and license revenue	$90	$3	$119	$36
Operating expenses:
Research and development	49,438	38,484	138,088	98,212
General and administrative	11,837	12,651	36,293	33,548
Total operating expenses	61,275	51,135	174,381	131,760
Loss from operations	(61,185)	(51,132)	(174,262)	(131,724)
Other income (expense):
Interest income	4,330	7,290	14,771	20,583
Other income (expense), net	(21)	(1)	(15)	(56)
Total other income, net	4,309	7,289	14,756	20,527
Net loss	$(56,876)	$(43,843)	$(159,506)	$(111,197)
Net loss per share, basic and diluted	$(1.01)	$(0.79)	$(2.85)	$(2.08)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	56,126,330	55,554,476	55,933,890	53,377,712

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(56,876)	$(43,843)	$(159,506)	$(111,197)
Other comprehensive loss:
Net unrealized gain on marketable securities	334	1,372	442	1,063
Total comprehensive loss	$(56,542)	$(42,471)	$(159,064)	$(110,134)

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain	Deficit	Equity
Balances at December 31, 2024	45,793,942	$5	$1,086,567	$229	$(576,195)	$510,606
Issuance of common stock upon exercise of stock options and vesting of RSUs	22,235	—	—	—	—	—
Issuance of common stock upon exercise of equity warrants	508,465	—	—	—	—	—
Stock-based compensation expense	—	—	6,986		—	6,986
Net unrealized gain on marketable securities	—	—	—	103	—	103
Net loss	—	—	—	—	(47,972)	(47,972)
Balances at March 31, 2025	46,324,642	$5	$1,093,553	$332	$(624,167)	$469,723
Issuance of common stock upon exercise of stock options and vesting of RSUs	49,791	—	2	—	—	2
Issuance of common stock - 2020 ESPP	323,290	—	860	—	—	860
Issuance of common stock upon exercise of service warrants	2,519	—	—	—	—	—
Stock-based compensation expense	—	—	4,958	—	—	4,958
Net unrealized gain on marketable securities	—	—	—	5	—	5
Net loss	—	—	—		(54,658)	(54,658)
Balances at June 30, 2025	46,700,242	$5	$1,099,373	$337	$(678,825)	$420,890
Issuance of common stock upon exercise of stock options and vesting of RSUs	70,943	—	116	—	—	116
Stock-based compensation expense	—	—	4,519	—	—	4,519
Net unrealized gain on marketable securities	—	—	—	334	—	334
Net loss	—	—	—	—	(56,876)	(56,876)
Balances at September 30, 2025	46,771,185	$5	$1,104,008	$671	$(735,701)	$368,983

Continued on next page.

The accompanying notes are an integral part of these unaudited condensed financial statements.

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2023	43,075,218	$4	$723,136	$16	$(415,327)	$307,829
Issuance of common stock upon exercise of stock options and vesting of RSUs	236,856	—	3,113	—	—	3,113
Issuance of common stock upon public offering, net of issuance costs - February / March 2024 Public Offering Sale	7,845,314	1	316,148	—	—	316,149
Stock-based compensation expense	—	—	5,974	—	—	5,974
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(125)	—	(125)
Net loss	—	—	—	—	(32,401)	(32,401)
Balances at March 31, 2024	51,157,388	$5	$1,048,393	$(109)	$(447,728)	$600,561
Issuance of common stock upon exercise of stock options and vesting of RSUs	81,290	—	850	—	—	850
Issuance of common stock under the ATM offering program, net of issuance costs	585,938	—	15,263	—	—	15,263
Issuance of common stock - 2020 ESPP	89,659	—	707	—	—	707
Stock-based compensation expense	—	—	6,074	—	—	6,074
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized loss on marketable securities	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(34,953)	(34,953)
Balances at June 30, 2024	51,914,275	$5	$1,071,309	$(293)	$(482,681)	$588,340
Issuance of common stock upon exercise of stock options and vesting of RSUs	82,364	—	567	—	—	567
Stock-based compensation expense	—	—	6,490	—	—	6,490
Vesting of common stock warrants issued for services	—	—	22	—	—	22
Net unrealized gain on marketable securities	—	—	—	1,372	—	1,372
Net loss	—	—	—	—	(43,843)	(43,843)
Balances at September 30, 2024	51,996,639	$5	$1,078,388	$1,079	$(526,524)	$552,948

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(159,506)	$(111,197)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	16,463	18,538
Vesting of common stock warrants in return for services	—	66
Change in fair value of derivative liability	(65)	27
Depreciation and amortization	3,478	3,557
Amortization of right-of-use assets	2,167	1,364
Net accretion of discount on marketable securities	(3,587)	(5,332)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	2,741	(508)
Other assets	(5,119)	(2,181)
Accounts payable	2,477	(591)
Accrued and other liabilities	5,780	8,890
Deferred revenue	(119)	69
Operating lease liabilities	(2,343)	(1,424)
Net cash used in operating activities	(137,633)	(88,722)
Cash flows from investing activities
Purchases of marketable securities	(264,721)	(409,874)
Maturities of marketable securities	301,201	103,215
Acquisition of property and equipment	(606)	(2,837)
Net cash provided by (used in) investing activities	35,874	(309,496)
Cash flows from financing activities
Issuance of common stock upon exercise of stock options and warrants	118	4,530
Issuance of common stock upon public offering, net of issuance costs	—	316,149
Issuance of common stock under the ATM offering program, net of issuance costs	—	15,263
Issuance of common stock - 2020 ESPP	860	707
Net cash provided by financing activities	978	336,649
Net decrease in cash and cash equivalents	(100,781)	(61,569)
Cash and cash equivalents, beginning of period	149,336	249,108
Cash and cash equivalents, end of period	$48,555	$187,539
Supplemental disclosures of noncash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other liabilities	$—	$694
Right-of-use assets obtained in exchange for lease obligations	$—	$11,587

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

2025 Offering

In November 2025, the Company completed an underwritten offering (the “2025 Offering”) in which 8,385,809 shares of the Company’s common stock were sold at an offering price of $10.51 per share, as well as pre-funded warrants to purchase 1,128,949 shares of the Company’s common stock at an offering price of $10.5099 per underlying share pursuant to an effective Registration Statement on Form S-3. The net proceeds from the 2025 Offering were approximately $93.3 million, after deducting the underwriting discounts and commissions and other estimated offering expenses. See Note 19, Subsequent Events.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $735.7 million as of September 30, 2025. The Company believes that its cash, cash equivalents and marketable securities as of September 30, 2025 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

The accompanying financial information for the three and nine months ended September 30, 2025 and 2024 is unaudited. The condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2025, and its results of operations and cash flows for the nine months ended September 30, 2025 and 2024. The condensed balance sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Due to the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates, tariffs and inflation, natural disasters and health crises, such as pandemics, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2025. While there was not a material impact to the Company’s condensed financial statements as of September 30, 2025, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the condensed financial statements in future reporting periods.

Segment Information

The Company manages its business as one segment which includes all activities related to the discovery, development, and commercialization of medicines for specific diseases. See Note 17, Segment Information, for financial information related to the Company's one segment.

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

The Company’s total revenue for both the three and nine months ended September 30, 2025 and 2024 was derived from a single collaboration and license agreements partner located in the United States.

The Company did not have accounts receivable from its partners in collaboration and license agreements as of September 30, 2025 and December 31, 2024.

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

3. Fair Value Measurements and Marketable Securities

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2025	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Assets
Cash	$7,286	$—	$—	$7,286	$7,286	$—	$—
Level 1:
Money market funds	41,269	—	—	41,269	41,269	—	—
Level 2:
Certificates of deposit	19,965	30	—	19,995	—	19,995	—
Commercial paper	53,301	58	(4)	53,355	—	52,512	843
U.S. Treasuries	46,405	98	(4)	46,499	—	34,852	11,647
Corporate bonds	203,331	497	(4)	203,824	—	149,149	54,675
Subtotal	323,002	683	(12)	323,673	—	256,508	67,165
Total	$371,557	$683	$(12)	$372,228	$48,555	$256,508	$67,165

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2024	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Assets
Cash	$6,715	$—	$—	$6,715	$6,715	$—	$—
Level 1:
Money market funds	142,621	—	—	142,621	142,621	—	—
Level 2:
Certificates of deposit	47,592	55	—	47,647	—	47,647	—
Commercial paper	60,144	59	(1)	60,202	—	58,057	2,145
U.S. Treasuries	32,224	8	(122)	32,110	—	6,751	25,359
Corporate bonds	215,935	361	(131)	216,165	—	163,086	53,079
Subtotal	355,895	483	(254)	356,124	—	275,541	80,583
Total	$505,231	$483	$(254)	$505,460	$149,336	$275,541	$80,583

There are no Level 3 assets and no Level 1 or 2 liabilities.

Level 3 Inputs

The fair value of the derivative liability is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a present value analysis with multiple scenarios. In determining the fair value of the derivative liability, the inputs impacting fair value include the change of control payment to Cystic Fibrosis Foundation, the probability of a change of control event, the product status at time of a change of control event and the discount rate. See Note 14, Derivative Liability, for further discussion on the embedded derivative.

There were no transfers between Level 1, 2 and 3 for assets or liabilities during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company's Level 3 financial instrument (in thousands):

Derivative Liability
Balance as of December 31, 2024	$410
Change in fair value included in other income (expense), net	(65)
Balance as of September 30, 2025	$345

All marketable securities held as of September 30, 2025 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$30,147	$69,947
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	1,948	—
Aggregate fair value of marketable securities in unrealized gain position	291,578	286,177
Total marketable securities	$323,673	$356,124

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $4 thousand, as well as in aggregate, $12 thousand, as of September 30, 2025, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of September 30, 2025.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Machinery and equipment	$14,496	$14,172
Leasehold improvements	18,467	17,763
Furniture and fixtures	1,104	1,104
Office equipment	345	256
Computer equipment and software	1,708	1,596
Transportation equipment	46	46
Construction in progress	50	1,182
Total property and equipment	36,216	36,119
Less: Accumulated depreciation and amortization	(20,063)	(16,585)
Property and equipment, net	$16,153	$19,534

All property and equipment are maintained in the United States. Depreciation expense was $1.3 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and $3.9 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Payroll and related expenses	$9,120	$8,106
Accrued clinical and preclinical study costs	10,783	7,977
Consulting and professional	4,178	2,672
Other accrued expenses	108	114
Total accrued and other current liabilities	$24,189	$18,869

6. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cystic Fibrosis Foundation (CFF)	$90	$3	$119	$36
Total revenue	$90	$3	$119	$36

Deferred revenue, which relates entirely to CFF, was $1.2 million and $1.3 million as of September 30, 2025 and December 31, 2024, respectively.

An immaterial amount of revenue was recorded during the nine months ended September 30, 2025 and 2024 that was included in deferred revenue at January 1, 2025 and 2024, respectively.

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

During the three and nine months ended September 30, 2025 and 2024, the Company recognized no revenues under both of the Amended uniQure Agreement and the Second uniQure Agreement. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company had recorded no deferred revenue relating to uniQure and the aggregate amount of the transaction price allocated to the remaining performance obligation was zero US Dollars.

Cystic Fibrosis Foundation

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s cystic fibrosis research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under ASC Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of each of September 30, 2025 and December 31, 2024, the Company had achieved milestones totaling $1.8 million under the CFF

Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

The Company identified one performance obligation within the CFF Agreement for research activities. The CFF Agreement does not include a significant financing component.

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

Revenue recognized during each of the three and nine months ended September 30, 2025 was $0.1 million, while revenue recognized during each of the three and nine months ended September 30, 2024 was immaterial. As of September 30, 2025 and December 31, 2024, deferred revenue relating to the CFF Agreement was $1.2 million and $1.3 million, respectively. There were no accounts receivable from CFF under the CFF Agreement as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.2 million and $1.3 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next five years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 14, Derivative Liability, for further discussion of the embedded derivative.

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

The Company will account for its costs related to the co-development and co-commercialization of product candidates under the Arbor Agreement as research and development expenses in the periods in which they are incurred. As of September 30, 2025, no Shared Product has been designated by the JSC (each as defined in the Arbor Agreement) under the Arbor Agreement, and no research and development expenses were incurred related to the Arbor Agreement during the three and nine months ended September 30, 2025.

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

Under the Astellas License Agreement, the Company’s performance obligation is to grant and make available to AGT the Licensed IP and Licensed Know-How (each as defined in the Astellas License Agreement) with respect to the 4D Vector. In connection with the grant of the license, in July 2023, the Company delivered to AGT the Transferred Material (as defined in the Astellas License Agreement). This agreement was terminated by AGT in July 2025 for convenience. The Company did not incur any charges related to the termination of the Astellas License Agreement. As of September 30, 2025, there was no deferred revenue and no accounts receivable relating to the Astellas License Agreement.

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

As of September 30, 2025, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

The Company did not incur any expense under the provisions of the outstanding license agreements during each of the three and nine months ended September 30, 2025 and 2024.

8. Commitments and Contingencies

Operating Lease Commitments

5980 Horton Street Building Lease

In May 2015, the Company executed a lease agreement (the “5980 Horton Lease”) for office and laboratory space in Emeryville, California. The 5980 Horton Lease, as amended, expires in August 2026. As of September 30, 2025, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.4 million and $0.5 million, respectively. As of December 31, 2024, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.8 million and $0.9 million, respectively.

5858 Horton Street Lease and Expansion

In October 2018, the Company executed a lease agreement (the “5858 Horton Lease”) for office and laboratory facilities in Emeryville, California. The 5858 Horton Lease, as amended in 2019, 2021 and 2022, consists of approximately 40,802 square feet of space and has a lease term through December 31, 2029. In July 2024, the Company extended the term of the 5858 Horton Lease for a period of twelve months to December 31, 2030. In accordance with ASC Topic 842, Leases, the Company accounted for the extension as a modification and remeasured the lease liability based on the new lease term and an updated, estimated incremental borrowing rate of 10.75%. The modification resulted in an increase to the lease liability of $0.8 million and a corresponding increase to the carrying value of the right-of-use asset. No gain or loss was recognized upon the modification. As of September 30, 2025, the right-of-use asset and lease liability related to the 5858 Horton Lease were $9.1 million and $11.6 million, respectively. As of December 31, 2024, the right-of-use asset and lease liability related to the 5858 Horton Lease were $9.9 million and $12.6 million, respectively.

In July 2024, the Company also entered into a lease agreement for additional office and laboratory space in Emeryville, California (the “5858 Horton Expansion Lease”). The 5858 Horton Expansion Lease consists of approximately 32,038 square feet of space and commenced on September 1, 2024 and has a lease term through December 31, 2030. As of September 30, 2025, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $8.1 million and $8.9 million, respectively. As of December 31, 2024, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $8.9 million and $9.6 million, respectively. The discount rate used to measure the lease liability was 11.02%.

Emeryville Warehouse Lease

In January 2024, the Company entered into a lease agreement for warehouse space in Emeryville, California (the “Warehouse Lease”). The Warehouse Lease commenced on August 1, 2024. The Warehouse Lease consists of approximately 7,800 square feet of warehouse space and has a lease term through December 31, 2029. As of September 30, 2025, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.3 million. As of December 31, 2024, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.5 million. The discount rate used to measure the lease liability related to the Warehouse Lease was 10.69%.

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$1,343	$955	$4,031	$2,352
Variable lease cost	672	455	2,094	1,268
Total	$2,015	$1,410	$6,125	$3,620

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $4.2 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes supplemental information related to operating leases:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years):	5.1	5.7
Weighted-average discount rate:	10.8%	10.7%

The following table summarizes the maturities of lease liabilities as of September 30, 2025 (in thousands):

2025 (remaining three months)	$1,430
2026	5,601
2027	5,350
2028	5,510
2029	5,675
Thereafter	5,455
Total future minimum lease payments	29,021
Less: Amount representing interest	(6,758)
Present value of future minimum lease payments	22,263
Less: Current portion of operating lease liabilities	(5,695)
Long-term portion of operating lease liabilities	$16,568

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at September 30, 2025.

9. Income Taxes

For the three and nine months ended September 30, 2025 and 2024, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The OBBB Act modified certain business deductions, including an immediate deduction for domestic research and development expenditures, and restoration of 100% bonus depreciation. The Company does not expect any material impact to the overall tax expense or effective tax rate for the year. The Company will continue to evaluate the impact of OBBB Act on its financial statements.

10. Common Stock

As of September 30, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

The Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30, 2025	December 31, 2024
Issuance of common stock under the 2020 Equity Incentive Award Plan and 2025 Employment Inducement Award Plan	2,593,970	975,060
Issuance of common stock under the 2020 Employee Stock Purchase Plan	327,814	192,598
Exercise of options issued and outstanding and future vesting of restricted stock units	10,380,003	9,698,997
Exercise of common stock warrants	9,415,000	9,947,145
Total common stock reserved for future issuance	22,716,787	20,813,800

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

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of September 30, 2025, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

CFF purchased 776,398 shares of the Company's common stock for $7.5 million and certain rights granted to CFF under the agreement between the Company and CFF in October 2025. This agreement between CFF and the Company also provides that CFF will invest an additional $3.6 million in exchange for shares of the Company’s common stock subject to achievement of specific clinical milestones and at the option of the Company. See Note 19, Subsequent Events.

Sales Agreement with Jefferies LLC (“Jefferies”) — In March 2022, the Company entered into an Open Market Sales Agreement (the “Jefferies Sales Agreement”) with Jefferies as sales agent to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $100.0 million pursuant to the S-3 Registration Statement as an “at-the-market” ("ATM") offering under the Securities Act (the “2022 ATM Offering Program”). During the year ended December 31, 2024, 535,938 shares of the Company's common stock had been sold pursuant to the Jefferies Sales Agreement for net proceeds to the Company of $15.3 million, after deducting issuance costs. On May 31, 2024, the Company terminated the Jefferies Sales Agreement and the 2022 ATM Offering Program pursuant to the terms of the Jefferies Sales Agreement. As of the point of termination, 1,684,550 shares of the Company’s common stock had been sold pursuant to the Jefferies Sales Agreement for net proceeds to the Company of $34.4 million, after deducting issuance costs.

Sales Agreement with Leerink Partners LLC (“Leerink”) — In June 2024, the Company entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink as sales agent to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that the Company filed with the SEC in February 2024, and subsequently amended in February 2025, as an “at-the-market” offering under the Securities Act. For the three and nine months ended September 30, 2025, no shares had been sold pursuant to the Leerink Sales Agreement. In October 2025, 1,175,000 shares of the Company's common stock were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $9.5 million, after deducting issuance costs. See Note, 19 Subsequent Events.

11. Stock-based Compensation

2025 Employment Inducement Award Plan

On February 3, 2025, the Company’s board of directors adopted the 2025 Employment Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 500,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market. The Inducement Plan provides for the grant of stock options, restricted stock units, and other stock-based awards. As of September 30, 2025, there were 347,300 shares available for future grants under the Inducement Plan.

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding

(on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company’s common stock may be issued upon the exercise of incentive stock options. As a result of the operation of the automatic annual increase provision of the 2020 Plan, an additional 2,153,533 shares of common stock became available for issuance on February 29, 2024 and an additional 2,289,625 shares of common stock became available for issuance on February 28, 2025, under the 2020 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of September 30, 2025 there were 2,246,670 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of September 30, 2025, options to purchase 1,491,283 shares of common stock were outstanding under the 2015 Plan. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

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

Restricted Stock Units

The Company has granted restricted stock unit (RSU) awards under the 2020 Equity Incentive Award Plan that vest over a period of four years. The following table summarizes the RSU activity:

Number of Shares
Unvested balance at December 31, 2024	361,997
Awarded	636,204
Vested	(113,785)
Canceled/Forfeited	(186,397)
Unvested balance at September 30, 2025	698,019

Stock Options

The following table summarizes the stock options activity:

Number of Shares Underlying Outstanding Options
Balances at December 31, 2024	9,337,000
Options granted	1,870,299
Options exercised	(33,088)
Options expired	(78,117)
Options forfeited	(1,414,110)
Balances at September 30, 2025	9,681,984
Options exercisable at September 30, 2025	6,015,083
Options vested and expected to vest at September 30, 2025	9,681,984

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term	6.0 - 6.1 years	6.0 - 6.1 years	5.9 - 6.1 years	6.0 - 6.1 years
Expected volatility	88.6% - 89.8%	85.3% - 87.3%	84.9% - 89.8%	85.3% - 87.3%
Risk-free interest rate	3.7% - 4.1%	4.4% - 4.5%	3.7% - 4.6%	4.3% - 4.5%
Expected dividend yield	—%	—%	—%	—%

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,184	$3,650	$8,663	$9,881
General and administrative	2,335	2,840	7,800	8,657
Total stock-based compensation expense	$4,519	$6,490	$16,463	$18,538

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

The Company recognized no expense related to the above warrant shares during the three and nine months ended September 30, 2025, and there was insignificant expense recognized during the three and nine months ended September 30, 2024.

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

13. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss	$(56,876)	$(43,843)	$(159,506)	$(111,197)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	56,126,330	55,554,476	55,933,890	53,377,712
Net loss per share, basic and diluted	$(1.01)	$(0.79)	$(2.85)	$(2.08)

In February 2024, the Company issued and sold Pre-funded Warrants to purchase 3,583,476 shares of common stock at a nominal exercise price of $0.0001. In November and December 2024, the Company entered into Exchange Agreements with BVF and RA Capital to exchange 5,775,000 and 535,000 shares, respectively, of the Company’s common stock for Pre-funded Warrants to acquire the same respective number of shares of the Company’s common stock. The Pre-funded Warrants have an exercise price of $0.0001 per underlying share of common stock (see Note 12, Common Stock Warrants). The shares of common stock into which the Pre-funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Pre-funded Warrants are immediately exercisable upon their issuance date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2025	2024
Options issued and outstanding	9,681,984	8,825,323
Restricted stock units subject to future vesting	698,019	328,667
2020 ESPP	384,562	244,622
Common stock warrants	30,000	53,669
Total	10,794,565	9,452,281

14. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at September 30, 2025 and December 31, 2024), the probability of a change of control event (range of 5.0% to 50.0% at September 30, 2025 and December 31, 2024), the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at September 30, 2025 and December 31, 2024) and the discount rate (15% at September 30, 2025 and December 31, 2024). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.3 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

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

During the three and nine months ended September 30, 2025, the Company paid Reignite $0.2 million and $0.8 million, respectively, for research and development expenses. During the three and nine months ended September 30, 2024, the Company paid Reignite $0.3 million and $0.7 million, respectively, for research and development expenses. As of September 30, 2025, the Company owes $0.2 million to Reignite for unpaid research and development expense. No option exercise fees were incurred during the three and nine months ended September 30, 2025.

In 2024, an immediate family member of the Company's President and Chief Operating Officer was employed in the Company's Information Technology department. During the three and nine months ended September 30, 2025, the Company paid an immaterial amount of compensation and granted equity awards consisting of RSUs and stock options with an immaterial aggregate grant date fair value.

16. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.4 million for each of the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, the Company recorded contribution expenses of $1.5 million and $1.2 million, respectively.

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

In addition to the significant expense categories included within net loss presented in the Company's statement of operations, the following table provides disaggregated amounts that comprise research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development trials and consumables expenses	$27,347	$17,794	$66,735	$43,575
Payroll and personnel expenses	15,314	15,570	50,413	41,161
Facilities and other research and development expenses	6,777	5,120	20,940	13,476
Total research and development expenses	$49,438	$38,484	$138,088	$98,212

As of and for the nine months ended September 30, 2025 and 2024, all of the Company’s long-lived assets were located in the United States and all revenue was earned in the United States.

18. Restructuring and Other Charges

On July 2, 2025, the Company announced a workforce reduction of approximately 25% of current and planned roles in July 2025, primarily in the areas supporting early-stage research and development and support functions to implement a strategic pipeline prioritization to focus on the development of 4D-150 and 4D-710. In connection with the workforce reduction, the Company incurred total expense of $3.2 million and paid cash expenses of approximately $3.0 million including severance, benefits and related termination costs in the third quarter of 2025. There are no future payments in connection with the workforce reduction. The Company has recorded $2.2 million and $3.1 million for severance benefits and related termination costs, included in research and development expenses on the condensed statement of operations for the three and nine months ended September 30, 2025, respectively.

19. Subsequent Events

Stock Purchase Agreement

CFF purchased 776,398 shares of the Company's common stock for $7.5 million and certain rights granted to CFF under the agreement between the Company and CFF in October 2025. This agreement between CFF and the Company also provides that CFF will invest an additional $3.6 million in exchange for shares of the Company’s common stock subject to achievement of specific clinical milestones and at the option of the Company. The Company is currently evaluating the accounting impact of the agreement on its financial statements.

ATM Offering

In October 2025, 1,175,000 shares of the Company's common stock were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $9.5 million, after deducting issuance costs.

Collaboration and License Agreement

On October 31, 2025, the Company entered into a Collaboration and License Agreement (“Otsuka Collaboration and License Agreement”) with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”), pursuant to which the Company granted Otsuka exclusive rights to develop and commercialize 4D-150 for ophthalmological diseases, including wet AMD and DME, in Japan, China, Australia, and other Asia-Pacific (“APAC”) markets. Otsuka has agreed to lead all regulatory and commercialization activities in its licensed territories. The Company has agreed to continue to lead all Phase 3 clinical activity globally, including within the APAC region. Otsuka has agreed to provide an upfront cash payment of $85 million and certain cost sharing for global development activities. In addition, the Company is eligible for up to $335.5 million in potential regulatory and commercial milestone payments and tiered double-digit royalties depending on net sales in Otsuka’s licensed territories. The Company retains full development and commercialization rights for 4D-150 outside the APAC region, including the United States, Latin America, and Europe.

The Otsuka Collaboration and License Agreement remains in effect, unless earlier terminated, on a country-by-country basis, until the date that Otsuka is no longer developing or commercializing the licensed product in such country within the licensed territory. Each party has the right to terminate the Otsuka Collaboration and License Agreement for the other party’s material breach of its obligations under the Otsuka Collaboration and License Agreement, subject to the right to cure such breach. Additionally, Otsuka may terminate the Otsuka Collaboration and License Agreement for convenience, on a country-by-country basis, upon sufficient prior written notice, or due to safety reasons or the failure of certain of the Company’s related clinical trials to achieve their primary endpoints. The Company may also terminate the Otsuka Collaboration and License Agreement upon notice if Otsuka challenges the patentability, enforceability, or validity of any licensed patent, unless Otsuka withdraws the challenge within a specified period, or if Otsuka ceases all development activities and commercialization of all licensed products in Japan for an agreed upon period and does not resume such activities or commercialization within a specified notice period, unless such cessation is substantially attributable to specified circumstances. Upon termination, any license granted by the Company to Otsuka will terminate.

2025 Offering

In November 2025, the Company completed the 2025 Offering in which 8,385,809 shares of the Company’s common stock were sold at an offering price of $10.51 per share, as well as pre-funded warrants to purchase 1,128,949 shares of the Company’s common stock at an offering price of $10.5099 per underlying share pursuant to an effective Registration Statement on Form S-3. The net proceeds from the 2025 Offering were approximately $93.3 million, after deducting the underwriting discounts and commissions and other estimated offering expenses.

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

In January 2025, we implemented a strategic pipeline prioritization designed to prioritize the development of 4D-150 and 4D-710. Further, we will be seeking strategic alternatives, including potential partnering, for our other clinical stage product candidates: 4D-175 for the treatment of geographic atrophy and 4D-725 for the treatment of alpha-1 antitrypsin deficiency. In addition, we terminated the development of 4D-110 for the treatment of choroideremia and 4D-125 for the treatment of X-linked retinitis pigmentosa.

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

In March 2025, we announced the first patients enrolled in 4FRONT-1, our North American Phase 3 clinical trial evaluating 4D-150 for the treatment of wet AMD. In October 2025, we announced that enrollment was exceeding initial projections with more than 200 patients enrolled, reflecting continued strong engagement and enthusiasm from investigators and patients. We expect 52-week topline data in the first half of 2027, an acceleration of the timeline from the previous guidance to the second half of 2027.

Additionally, 4FRONT-2, our second Phase 3 trial of 4D-150 in wet AMD, was initiated in June 2025, ahead of schedule. 4FRONT-2 is a global clinical trial and has an identical design to 4FRONT-1, except for enrolling both treatment naïve and recently diagnosed, treatment-experienced patients. We expect 52-week topline data for 4FRONT-2 in the second half of 2027.

In November 2025, we announced positive long-term interim results from the ongoing 4D-150 PRISM Phase 1/2 clinical trial in wet AMD. 4D-150 demonstrated consistent and durable benefit across all three patient cohorts as evidenced by maintenance of visual acuity, control of retinal anatomy and reduction of treatment burden at all time points with 1.5 to 2 years of follow-up. In addition, a consistent dose response was observed between 3E10 vg/eye, the selected Phase 3 dose, and the lower dose of 1E10 vg/eye. The Phase 3 dose achieved clinically meaningful reductions in treatment burden. No new cases of intraocular inflammation were reported during this follow-up period with up to approximately 3.5 years of follow-up.

In July 2025, we presented positive 60-week results from the 4D-150 SPECTRA clinical trial in DME where 4D-150 continued to be well tolerated with no intraocular inflammation observed at any timepoint or dose level. In addition, 4D-150 demonstrated durable and dose-dependent clinical activity with sustained gains in visual acuity and anatomic control between 3E10 vg/eye, the selected Phase 3 dose, and lower doses. The Phase 3 dose achieved clinically meaningful 78% reduction in treatment burden vs. projected on-label aflibercept 2mg Q8W. The FDA and EMA are aligned on a proposed single Phase 3 clinical trial being acceptable for possible future licensure for 4D-150 in DME.

In October 2025, we entered into a Collaboration and License Agreement with Otsuka Pharmaceutical Co., Ltd., pursuant to which we granted Otsuka exclusive rights to develop and commercialize 4D-150 for ophthalmological diseases, including wet AMD and DME, in Japan, China, Australia, and other APAC markets. Otsuka has agreed to lead all regulatory and commercialization activities in its licensed territories. We have agreed to continue to lead all Phase 3 clinical activity globally, including within the APAC region. Otsuka has agreed to provide an upfront cash payment of $85 million and certain cost sharing for global development activities. In addition, we are eligible for up to $335.5 million in potential regulatory and commercial milestone payments and tiered double-digit royalties depending on net sales in Otsuka’s licensed territories. We retain full development and commercialization rights for 4D-150 outside the APAC region, including the United States, Latin America, and Europe.

Our second priority product candidate is 4D-710, which we believe is the first known genetic medicine to demonstrate successful delivery and expression of the CFTR transgene in the lungs of people with cystic fibrosis (CF). We believe these results will translate into durable clinical improvements in people with CF, including improved lung function and quality of life. In October 2025, we announced a funding agreement with the Cystic Fibrosis Foundation ("CFF") to provide up to $11 million in additional funding, including $7.5 million in an initial tranche, which was completed in October 2025. The proceeds of this funding agreement enabled the start of the Phase 2 stage of the AEROW clinical trial, redosing, and Phase 3 readiness activities. We expect to provide an interim data update from the ongoing Phase 1 stage of the AEROW clinical trial and a program update by year end 2025.

We have funded our operations primarily through the sale and issuance of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements.

In November 2025, we completed an underwritten offering (the “2025 Offering”) in which 8,385,809 shares of our common stock were sold at an offering price of $10.51 per share, as well as pre-funded warrants to purchase 1,128,949 shares of our common stock at an offering price of $10.5099 per underlying share pursuant to an effective Registration Statement on Form S-3. The net proceeds from the 2025 Offering were approximately $93.3 million, after deducting the underwriting discounts and commissions and other estimated offering expenses.

We have incurred significant operating losses. Our net losses were $56.9 million and $43.8 million for the three months ended September 30, 2025 and 2024, respectively, and $159.5 million and $111.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $735.7 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, if approved.

We will require substantial additional funding to support our continuing operations and further the development of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaborations, strategic partnerships, or other strategic arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from conflicts in the Middle East, the lingering impact of the COVID-19 pandemic, the war in Ukraine, rising interest rates, tariffs, inflation, government shutdowns and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Restructuring and Other Charges

On July 2, 2025, we announced a workforce reduction of approximately 25% of current and planned roles, primarily in the areas supporting early-stage research and development and support functions to implement a strategic pipeline prioritization to focus on the development of 4D-150 and 4D-710. In connection with the work force reduction, the Company incurred total expense of $3.2 million and paid cash expenses of approximately $3.0 million including severance, benefits and related termination costs in the third quarter of 2025. There are no future payments in connection with the workforce reduction. The workforce reduction is expected to provide annual cash compensation cost savings of approximately $15 million and offsets additional expenses expected based on the accelerated timelines for the 4FRONT clinical trials and BLA filing.

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

Operating Expenses

Research and Development

Our research and development expenses primarily consist of costs incurred for the discovery and preclinical and clinical development of our product candidates. These expenses include salaries and personnel-related costs, including stock-based compensation of our clinical, medical, chemistry, manufacturing and controls and scientific personnel performing research and development activities; laboratory supplies; research materials; fees paid to CROs to execute preclinical studies and clinical trials; fees paid to CMOs to manufacture materials for preclinical studies and clinical trials; fees related to obtaining technology licenses; consulting costs; costs related to seeking regulatory approval of our product candidates; and allocated facility-related costs, information technology costs, depreciation expense, and other overhead.

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

At this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. However, we expect our overall research and development expenses to increase in the near term primarily for 4D-150 Phase 3 studies in wet AMD and DME. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. See the section titled “Risk Factors” for additional risks regarding regulatory development and approval.

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

We expect our general and administrative expenses to remain relatively stable in the near term as a result of operational streamlining while maintaining patents for our product candidates, consulting, legal and accounting services associated with maintaining compliance with stock exchange listing and requirements of the SEC, investor relations costs, director and officer insurance premiums, and other costs associated with being a public company.

Other Income, Net

Our other income, net primarily consists of interest income earned on our cash equivalents and marketable securities and adjustments for the change in the fair value of our derivative liability which must be remeasured at each reporting date.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue
Collaboration and license revenue	$90	$3	$87	2900%
Operating Expenses:
Research and development	49,438	38,484	10,954	28%
General and administrative	11,837	12,651	(814)	(6)%
Total operating expenses	61,275	51,135	10,140	20%
Loss from operations	(61,185)	(51,132)	(10,053)	20%
Other Income, Net	4,309	7,289	(2,980)	(41)%
Net loss	$(56,876)	$(43,843)	$(13,033)	30%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue
Collaboration and license revenue	$119	$36	$83	231%
Operating Expenses:
Research and development	138,088	98,212	39,876	41%
General and administrative	36,293	33,548	2,745	8%
Total operating expenses	174,381	131,760	42,621	32%
Loss from operations	(174,262)	(131,724)	(42,538)	32%
Other Income, Net	14,756	20,527	(5,771)	(28)%
Net loss	$(159,506)	$(111,197)	$(48,309)	43%

Revenue

Revenue increased by $0.1 million from the three months ended September 30, 2024 to the three months ended September 30, 2025, and increased by $0.1 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. Revenue for both periods was from CFF.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Research and development trials and consumables expenses	$27,347	$17,794	$9,553	54%
Payroll and personnel expenses	15,314	15,570	(256)	(2)%
Facilities and other research and development expenses	6,777	5,120	1,657	32%
Total research and development expenses	$49,438	$38,484	$10,954	28%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Research and development trials and consumables expenses	$66,735	$43,575	$23,160	53%
Payroll and personnel expenses	50,413	41,161	9,252	22%
Facilities and other research and development expenses	20,940	13,476	7,464	55%
Total research and development expenses	$138,088	$98,212	$39,876	41%

Research and development expenses increased by $10.9 million, or 28%, from the three months ended September 30, 2024 to the three months ended September 30, 2025. The increase was primarily due to the following:

•
a $9.6 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $0.3 million decrease in payroll and personnel expenses primarily due to decreased headcount, offset by one-time severance costs; and
•
a $1.6 million increase in facilities and other research and development expenses primarily due to higher rent and increased clinical trial activity for our product candidates.

Research and development expenses increased by $39.9 million, or 41%, from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. The increase was primarily due to the following:

•
a $23.2 million increase in clinical trial costs mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $9.3 million increase in payroll and personnel expenses primarily due to increased headcount of research and development personnel and one-time severance costs; and
•
a $7.4 million increase in facilities and other research and development expenses primarily due to higher rent and increased clinical trial activity for our product candidates.

General and Administrative Expenses

General and administrative expenses decreased by $0.8 million, or 6%, from the three months ended September 30, 2024 to the three months ended September 30, 2025. The decrease was primarily due to decreased headcount of general and administrative personnel.

General and administrative expenses increased by $2.7 million, or 8%, from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. The increase was primarily due to an increase in legal fees and consulting services.

Other Income, Net

Other income, net, decreased by $3.0 million, or 41%, from the three months ended September 30, 2024 to the three months ended September 30, 2025. Other income, net, decreased by $5.8 million, or

28%, from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. The decrease is attributable to lower balances of cash equivalents and marketable securities.

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

In June 2024, we entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”) as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that we filed with the SEC in February 2024 as an “at-the-market” offering under the Securities Act. For the nine months ended September 30, 2025, no shares were sold pursuant to the Leerink Sales Agreement.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $372.2 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $735.7 million as of September 30, 2025. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

We expect that our overall research and development and general and administrative expenses will increase. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, the Otsuka Collaboration and Licensing Agreement, and additional potential strategic alliances and licensing or collaboration arrangements.

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
•
receiving milestone, royalty or other payments under any current or future collaboration or license agreements;
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

We have limited committed external sources of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to complete the clinical development for the product candidates for treatment of wet AMD, DME, GA, cystic fibrosis lung disease, alpha-1 antitrypsin deficiency lung disease or any other indication we may pursue. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders. Further, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates and inflation, natural disasters and pandemics.

If we are unable to obtain additional funding, we expect to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or investment in manufacturing capabilities, which could adversely affect our business. If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(137,633)	$(88,722)
Net cash provided by (used in) investing activities	35,874	(309,496)
Net cash provided by financing activities	978	336,649
Net decrease in cash and cash equivalents	$(100,781)	$(61,569)

Net Cash Used in Operating Activities

Net cash used in operating activities was $137.6 million for the nine months ended September 30, 2025. This was primarily due to the net loss of $159.5 million, adjusted for noncash charges of $18.5 million and net changes in operating assets and liabilities of $3.4 million. Noncash charges included $16.5 million of stock-based compensation expense, $3.5 million of depreciation and amortization and $2.2 million for the amortization of operating lease right-of-use assets, offset by $3.6 million net accretion of discount on marketable securities and $0.1 million change in fair value of derivative liability. Net changes in operating assets and liabilities included increases of $5.8 million in accrued and other liabilities and $2.4 million in accounts payable and a $2.7 million decrease in prepaid expenses and other current assets, offset by decreases of $2.3 million in operating lease liabilities and $0.1 million in deferred revenue and a $5.1 million increase in other assets.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $35.9 million for the nine months ended September 30, 2025. This was due to $301.2 million in maturities of marketable securities, offset by purchases of marketable securities of $264.7 million and purchases of property and equipment of $0.6 million.

Net cash used in investing activities was $309.5 million for the nine months ended September 30, 2024. This was due to purchases of marketable securities of $409.9 million and purchases of property and equipment of $2.8 million, offset by $103.2 million in maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2025 which was due to proceeds from the issuance of common stock from ESPP purchases of $0.9 million and proceeds from the issuance of common stock from the exercise of stock options and warrants of $0.1 million.

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

As of September 30, 2025, our principal commitments consisted of obligations under our operating leases for our headquarters. Please see Note 8, Commitments and Contingencies, to our condensed financial statements included elsewhere in this report for further details.

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

During the three and nine months ended September 30, 2025, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $372.2 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings information set forth in Note 8, Commitments and Contingencies, of the notes to our condensed financial statements in Part I, Item I of this report is incorporated by reference.

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

We have incurred recurring net losses, including net losses of $56.9 million and $43.8 million for the three months ended September 30, 2025 and 2024, respectively, and $159.5 million and $111.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $735.7 million.

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

As of September 30, 2025, we had $372.2 million in cash, cash equivalents and marketable securities.

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
•
the cost of manufacturing, as well as building out our supply chain, which may vary depending on the quantity of production, the cost of continuing to establish and scale up our manufacturing capabilities, and the terms of any agreements we enter into with third-party suppliers;
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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or a clinical trial application (“CTA”) will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could delay, suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. For example, in 2025, we initiated our wet AMD Phase 3 studies comparing a single dose of 4D-150 3E10 vg/eye to on-label aflibercept 2mg Q8 weeks. If we experience any delays in completing these trials, due to delays in enrollment or other factors, it could result in serious harm our business. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

If any of our product candidates successfully completes clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate, which may impede our ability to secure approval and successfully launch our therapies. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would seriously harm our business. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, purity, potency, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. We may also rely on our collaborators or collaboration partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or collaboration partners will conduct these activities successfully or do so within the timeframe we desire. Even if we (or our collaborators or collaboration partners) are successful in obtaining approval in one jurisdiction, we cannot assure you that we will obtain approval in any other jurisdictions. Failure to obtain approval for our product candidates in multiple jurisdictions will seriously harm our business.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the indications for which we have product candidates, including wet AMD, DME, GA and cystic fibrosis. Certain of our competitors have commercially approved products for the treatment of the diseases that we are pursuing or may pursue in the future, including Apellis, Astellas, Regeneron, Roche, Sanofi, Takeda and Vertex. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to our product candidates. Companies that we are aware are developing therapeutics in the ophthalmology, cardiology and pulmonology disease areas include large companies with significant financial resources, such as Abbvie, Astellas, Novartis, Opthea, Pfizer, Roche, Sanofi, Takeda and Vertex, and biopharmaceutical companies such as Adverum, Amicus, Apellis,

Eyepoint, Kodiak, Krystal, Ocular, Opthea, Recode, REGENXBIO, and Spirovant. In addition to competition from other companies targeting ophthalmology, pulmonology, and cardiology any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

We currently rely, and expect to continue to rely, on third parties for the production of some of our planned clinical trial drugs and commercial drug materials and, therefore, we can control only certain aspects of their activities. The facilities used by our contract manufacturers to manufacture certain of our product candidates must be reviewed by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP or similar foreign requirements for manufacture of our products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to obtain and/or maintain regulatory approval for our products as manufactured at their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We have received orphan drug designation for 4D-710 for cystic fibrosis, and we may seek orphan drug designation for certain future product candidates. However, we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

We have received orphan drug designation in the United States for 4D-710 for the treatment of cystic fibrosis. Although we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. Orphan designation is granted by the European Commission (“EC”) based on a scientific opinion of the EMA’s Committee for Orphan Medicinal Products (“COMP”). A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, our licensed patents and applications include five granted patents (U.S. patent nos. 12,310,997, 12,180,254, 11,136,557, 11,634,691 and 10,988,519) and two pending patent applications (U.S. patent application nos. 18/184,184 and 18/924,426), that were made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. U.S. patent nos. 11,136,557 and 11,634,691 were made with the support of U.C. Berkeley and relate to our A101 vector of our 4D-710 and 4D-725 product candidates. U.S. patent nos. 10,988,519 and 12,180,254 were made with the support of University of Pennsylvania and relate to our short-form human complement factor H (sCFH) payload of our 4D-175 product candidate. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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

Our existing collaborations and any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.

Our existing collaborations, such as our collaboration with Otsuka Pharmaceutical Co., Ltd. and any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

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

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We and our third party service providers and partners may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques, including artificial intelligence, that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Our third party service providers and partners are also subject to these heightened risks. The costs to us to investigate and mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. There can also be no assurance that our and our collaborators’, future CROs’ and other contractors’ and consultants’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

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

In Europe, the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”) impose strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”) and in the United Kingdom, respectively. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million / £17.5 million or 4% of the annual global revenue of the noncompliant undertaking, whichever is greater. Since we are subject to the supervision of relevant data protection authorities under multiple legal regimes (including under both the EU GDPR and the UK GDPR), we could be fined under each of those regimes independently in respect of the same breach. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the Data Privacy Framework ("DPF"), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Our business may be affected by the evolving regulatory framework for AI Technologies.

We use artificial intelligence (“AI”), machine learning, and automated decision-making technologies, (collectively, “AI Technologies”) in our business. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, cybersecurity and other significant risks. There can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the models underlying AI Technologies can experience decay (also known as “model drift”) in which its performance and accuracy decreases over time without further human intervention to correct such decay.

We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI models could increase our operating costs. Our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.

It is possible that new laws and regulations will be adopted in the U.S. and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

Additionally, as of September 30, 2025, there are pre-funded warrants outstanding to purchase 9,385,000 shares of common stock, which are exercisable at a nominal exercise price. If holders of these pre-funded warrants exercise these securities, existing shareholders will suffer dilution to their voting power and the Company may experience dilution in its earnings per share, as well as a negative impact on its share price.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 47% of our outstanding common stock as of September 30, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders have increasingly focused on environmental, social and governance (“ESG”) practices of companies. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as an investment or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(b) Amendment to Bylaws

On September 30, 2025, our board of directors amended and restated our current amended and restated bylaws (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws were amended to, among other revisions, update the advance notice procedures for business brought before a meeting and update the advance notice procedures for nominations of directors.

The foregoing summary and description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which was filed as Exhibit 3.1 with the Current Report on Form 8-K on October 2, 2025 and is incorporated herein by reference.

(c) Insider Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	10/02/25	3.1

4.1	Description of Securities of the Registrant.	10-K	2/28/25	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Form of Pre-Funded Warrant issued in conjunction with February 2024 offering.	8-K	2/9/24	4.1

4.4	Form of Pre-Funded Warrant issued in conjunction with November 2024 exchange.	10-Q	11/13/24	4.4

4.5	Form of Pre-Funded Warrant issued in conjunction with December 2024 exchange.	8-K	12/11/24	4.1

10.1	Offer Letter, dated May 24, 2024, between Ashoo Gupta and the Registrant				X

10.2	Consulting Agreement, dated July 15, 2025, between Uneek Mehra and the Registrant				X

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2025, has been formatted in Inline XBRL.				X

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

4D Molecular Therapeutics, Inc.

Date: November 10, 2025	By:	/s/ David Kirn
David Kirn, M.D.
Chief Executive Officer and Director Principal Executive Officer

Date: November 10, 2025	By:	/s/ Ashoo Gupta
Ashoo Gupta
Principal Financial and Accounting Officer