Form 10-K
period 2025-12-31
4D Molecular Therapeutics, Inc.
filed 2026-03-18
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2025 was $166,461,070.

The number of shares of registrant’s Common Stock outstanding as of March 16, 2026 was 51,051,487. This number does not include 16,935,665 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of March 16, 2026 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Parts II and III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements concern our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
the expected potential benefits of strategic collaboration agreements, including our relationships with Otsuka Pharmaceutical Co., Ltd. and Cystic Fibrosis Foundation, and our ability to attract collaborators with development, regulatory and commercialization expertise;
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

SUMMARY RISK FACTORS

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. The following is a summary of the principal risks that could seriously harm our business, all of which are more fully described in Part I. Item 1A. “Risk Factors” in this Annual Report on Form 10-K. This summary should be read in conjunction with the other risk factors included in the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

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

PART I

Item 1. Business.

Overview

We are a leading late-stage biotechnology company advancing durable and disease-targeted therapeutics with the potential to transform treatment paradigms and provide unprecedented benefits to patients. Our products are developed with customized and evolved adeno-associated virus (“AAV”) vectors invented from our proprietary vector discovery platform, Therapeutic Vector Evolution (“TVE”) which was designed to generate vectors with properties that overcome the limitations of conventional AAV vectors. TVE applies the principles of directed evolution in non-human primate (“NHP”) models to select vectors that target tissues of diseases with high unmet need using routine and local routes of administration. We are focused on clinical-stage product candidates in retina and lung utilizing vectors invented with TVE and believe the clinical results to date validate the platform.

Our lead product candidate 4D-150 utilizes our proprietary R100 vector and a transgene encoding anti-VEGF biologics (inhibitors of vascular endothelial growth factor): aflibercept (targeting VEGF-A, VEGF-B and placental growth factor) and an RNA interference (RNAi) approach targeting VEGF-C. The goal for our development and potential commercialization of 4D-150 is to transform the standard of care for large market retinal vascular diseases with a safe, in-office, and durable lifelong backbone therapy, substantially reducing treatment burden and improving long-term vision outcomes. 4D-150 is initially being developed for the treatment of wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”).

Our other pipeline programs include 4D-710, which we believe is the first known genetic medicine to demonstrate successful delivery and durable expression of the cystic fibrosis transmembrane conductance regulator (“CFTR”) transgene in the lungs of people with cystic fibrosis ("CF") and is currently in Phase 2 development. We believe these results will translate into durable clinical improvements in people with CF, including improved lung function and quality of life.

We believe we are well positioned to discover, develop, manufacture and if approved, commercialize targeted genetic medicines with the potential to transform the lives of patients suffering from debilitating diseases.

Our Product Candidate Pipeline & Strategy

We have developed a pipeline of product candidates in two therapeutic areas, retina and pulmonology, focusing on disease areas of high unmet need and commercial potential. Our strategy focuses on advancing our lead product candidate 4D-150 through Phase 3 trials in wet AMD and DME and if successful, commercialization, while advancing our early-stage programs in retina and pulmonology through clinical proof-of-concept. We believe these product candidates are differentiated and can not only provide meaningful benefit to patients, but also are suitable for scalable, global adoption by physicians and payors.

Below is a summary of our product candidate pipeline:

Retina Therapeutic Area

Introduction

We are developing product candidates to treat severe retinal diseases with our customized and evolved vector, R100. R100 was developed for in-office intravitreal injection to deliver transgene payloads to all major cell layers of the retina, with potentially lifelong transgene expression. We believe leveraging the same novel vector in multiple product candidates will increase product development efficiencies, decrease development risks and inform the clinical development of subsequent product candidates using the same vector. We believe our product candidates targeting large-market retina diseases such as wet AMD and DME have the potential to reshape the standard of care, resulting in substantial benefit for patients.

Our lead retina product candidate 4D-150 is currently in Phase 3 development for wet AMD and is preparing to enter Phase 3 development in DME.

Our second retina product candidate is 4D-175 for geographic atrophy and has an open IND. Further development for 4D-175 is currently pending financing, including potential strategic partnerships.

4D-150 for Wet AMD and DME

Disease Background, Unmet Medical Need, and Target Patient Population

Wet AMD is a highly prevalent disease with an estimated 5 million patients affected in the United States, major European markets, and Japan, and is expected to continue growing with the aging global population. Wet AMD is a type of macular degeneration where abnormal blood vessels (choroidal neovascularization or "CNV") grow into the macula, the central area of the retina. CNV causes swelling and edema of the retina, bleeding and scarring, which can result in visual distortion and reduced acuity. The proliferation and leakage of abnormal blood vessels is stimulated by protein members of the VEGF family, such as VEGF-A, -B, -C, and placental growth factor (“PIGF”). This process distorts and can potentially destroy central vision and may progress to blindness without treatment.

Diabetic eye disease (diabetic retinopathy, including DME) is the leading cause of vision loss and blindness in working-age adults in developed countries. Diabetic retinopathy is a complication of diabetes that arises from chronic hyperglycemia–induced damage to retinal blood vessels, leading to increased vascular permeability and angiogenic signaling. Specifically, DME affects an estimated 4 million patients in the United States, major European markets, and Japan, and is expected to grow with the rapidly increasing prevalence of diabetes. DME is a vision-threatening complication of diabetic retinopathy characterized by macular fluid accumulation. The development of DME is driven by upregulation of VEGF and inflammatory mediators that promote vascular leakage and macular edema, ultimately leading to vision loss.

The current treatment paradigm for both wet AMD and DME requires frequent intravitreal bolus injections of patients with anti-VEGF biologics that inhibit blood vessel leakage and proliferation of new blood vessels, reducing edema and bleeding risk, and allowing in many instances some visual acuity to be recovered. Each anti-VEGF injection requires an in-office visit, which carries significant burden and discomfort to patients, and when patients miss injections, they may experience vision decline due to undertreatment. Based on real world data for wet AMD, approximately 40% of patients discontinue treatment by year one, and early vision gains are followed by steady long-term vision decline, which is associated with declining injection frequency. Even with frequent treatment, the disease can often be under poor control, with higher variability in retina anatomy associated with vision loss. Bolus anti-VEGF treatment of retinal vascular diseases represents global branded therapeutic markets of over $16 billion, with wet AMD and DME comprising approximately $14 billion.

We believe these major chronic retinal vascular diseases are ideal applications for genetic medicines. Multiple products on the market validate the efficacy of the anti-VEGF biologics therapeutic approach. A single dose genetic medicine delivering potentially lifelong expression of anti-VEGF biologics as a backbone therapy delivered with a routine in-office intravitreal injection could transform the standard of care for these diseases. In addition, we expect the relatively low doses required to allow for favorable manufacturing scalability, cost of goods sold, and pricing flexibility compared to conventional IV genetic medicines.

Our Solution

4D-150 is a genetic medicine designed to be a backbone therapy for chronic retinal vascular diseases.

The product candidate combines our proprietary R100 vector designed for efficient intravitreal delivery to the retina with a dual transgene payload expressing aflibercept and VEGF-C RNAi. Sustained expression of 4D-150 transgenes has the potential to reduce the treatment burden of repeated visits for anti-VEGF injections required to maintain optimal visual outcomes. Intravitreal delivery of biologics into the eye is a routine in-office injection, which we believe allows for seamless adoption into retina clinic workflows.

Differentiation of 4D-150

AAV genetic medicine approaches are being developed by several companies to treat wet AMD by delivering a copy of a transgene encoding an anti-VEGF biologic by either subretinal surgery or suprachoroidal injection with a conventional AAV vector, or intravitreal administration with a mouse-evolved vector. It remains to be demonstrated whether conventional AAVs or mouse-evolved vectors can deliver significant retinal coverage while limiting toxicities. In comparison, our customized and evolved vectors are invented and tested in primates whose eyes more closely resemble the anatomy of the human eye than of mouse eyes. Compared to subretinal or suprachoroidal delivery, we believe that our R100 vector-based products provide comprehensive retinal coverage via an intravitreal injection, while delivering an improved tolerability profile with limited inflammation compared to other intravitreal approaches.

In addition, to our knowledge, 4D-150 is the first genetic medicine product candidate for the eye designed to directly inhibit four different angiogenic growth factor targets, VEGF A, B, and C plus PlGF. We therefore believe there is significant differentiation between our genetic medicine product candidate and other AAV genetic medicines in development in this therapeutic area.

In addition to genetic medicine approaches, other product candidates designed for extended durability are in development, with the potential to extend dosing intervals by several weeks. We believe a backbone therapy, like 4D-150, designed to provide potentially lifelong benefit with a one-time treatment, would be paradigm-shifting and highly differentiated from interval extension approaches.

We have received Regenerative Medicine Advanced Therapy ("RMAT") from the U.S. Food and Drug Administration ( the “FDA”) and PRIority MEdicine ("PRIME") designation from the European Medicines Agency (the “EMA”) for 4D-150 for the treatment of wet AMD and RMAT designation for 4D-150 for treatment of DME, which highlights recognition from regulatory bodies of the potential of 4D-150 to address significant unmet medical needs for both wet AMD and DME.

Clinical Development of 4D-150 in Wet AMD: PRISM Phase 1/2 and 4FRONT Phase 3 Program

4D-150 is currently being evaluated in wet AMD in the ongoing PRISM Phase 1/2 clinical trial and ongoing 4FRONT global Phase 3 registrational program, which includes two Phase 3 clinical trials (4FRONT-1 and 4FRONT-2).

PRISM enrolled patients with severe, recalcitrant disease with high anti-VEGF treatment burden (Phase 1/2a, 25 patients dosed with Phase 3 dose of 3E10 vg/eye) and with broad disease activity and treatment burden (Phase 2b, 30 patients dosed with Phase 3 dose). Within the Phase 2b Phase 3 dose arm, a subgroup of 15 recently diagnosed patients were enrolled, which is most comparable to our Phase 3 population. In addition, 16 patients were dosed with 3E10 vg/eye in the Phase 2 Alternate Steroids cohort. In total, 71 patients have been dosed with the Phase 3 dose of 3E10 vg/eye.

Interim Data from 4D-150 PRISM Clinical Trial in Wet AMD

In November 2025, we reported positive long-term interim results from Phase 1/2a and 2b of PRISM. As of the most recent data cutoff date (August 22, 2025):

•
4D-150 demonstrated consistent and durable benefit across all three patient cohorts as evidenced by maintenance of visual acuity, control of retinal anatomy and reduction of treatment burden at all time points with up to 2 years of follow-up. Treatment burden reduction results were as follows:

Treatment Burden Reduction Following 4D-150 (Mean Supplemental Injections vs Comparator)
Cohorts:	Through Year 1	Through Year 1.5 (Phase 2b) & Year 2 (Phase 1/2a)
Phase 2b1 Subgroup: Recently Diagnosed (Ph 3 comparable)	94%	92%
Phase 2b1: Broad	83%	82%
Phase 1/2a2: Severe, Recalcitrant	83%	79%

1Compared to projected aflibercept 2mg Q8 weeks (Phase 3 comparator)
2Compared to mean injections in prior 12 months

•
Durability was Maintained Consistently Across 6-Month Intervals Through 1.5 to 2 Years:

	Mean Supplemental Anti-VEGF Injections per Patient by 6-month Segments Post-4D-150
Cohorts:	0 to 6 Months Includes impact of 4D-150 & aflibercept loading dose(s)*	6 to 12 Months	12 to 18 Months	18 to 24 Months
Phase 2b Subgroup: Recently Diagnosed (Ph 3 comparable)	0.1	0.2	0.4	pending
Phase 2b: Broad	0.4	0.6	0.6	pending
Phase 1/2a: Severe, Recalcitrant	0.5	1.3	1.2	1.2

*Week –1 in Phase 1/2a, Week –1 & 4 in Phase 2b

•
4D-150 continued to be well tolerated with no new safety or intraocular inflammation findings, with up to 3.5 years of follow-up
o
Within approximately the first 28 weeks post-4D-150 dosing, 2.8% (2 of 71) of patients had 4D-150-related 1+ (mild) intraocular inflammation (IOI) (SUN/NEI scales), which were transient 1+ vitreous cells noted at a single timepoint
o
Following the first 28 weeks post-4D-150 dosing, no new cases of inflammation with approximately 1.5 to more than 3.5 years of follow-up on all patients as of the data cutoff
o
99% (70 of 71) completed steroid prophylaxis taper on schedule and remained completely off steroids
o
No 4D-150-related hypotony, endophthalmitis, vasculitis, occlusive/non-occlusive retinal vasculitis or choroidal effusions observed to date

4FRONT Global Phase 3 Registration Program in Wet AMD

The 4FRONT global Phase 3 registration program consists of two multicenter, randomized, double masked, aflibercept Q8W comparator-controlled trials, with the primary endpoint of BCVA noninferiority of 4D-150 3E10 vg/eye to aflibercept 2mg Q8W at 52 weeks. The first trial 4FRONT-1 is being conducted in North America and is enrolling a treatment-naïve population and the second trial 4FRONT-2 is being conducted globally and is enrolling both treatment-naïve and previously treated, recently diagnosed population. Target enrollment per study is 480 patients randomized 1:1 to 4D-150 or the aflibercept comparator arm, providing approximately 90% power with a noninferiority margin of 4 letters as aligned with the Japan Pharmaceuticals and Medical Devices Agency and EMA and over 90% power with a noninferiority margin of 4.5 letters per FDA guidance.

In March 2025, we initiated 4FRONT-1. Subsequently in February 2026, we announced enrollment completion within an approximately 11-month period, ahead of initial projections, with the trial overenrolled and expected to exceed 500 patients randomized, reflecting strong interest from investigators and patients. We continue to anticipate topline data with the 52-week primary endpoint in the first half of 2027.

In June 2025, we initiated 4FRONT-2, with enrollment completion expected in the second half of 2026. We anticipate topline data with the 52-week primary endpoint in the second half of 2027.

Clinical Development of 4D-150 in DME: SPECTRA Phase 1/2 Clinical Trial

The SPECTRA Phase 1/2 clinical trial assesses 4D-150 in patients with DME. The trial design consists of a Dose Confirmation cohort (Part 1) followed by a randomized, masked Dose Expansion cohort (Part 2). In the Dose Confirmation cohort, patients were sequentially enrolled to one of three dose arms of 4D-150 (5E9, 1E10 and 3E10 vg/eye). In the Dose Expansion cohort (Part 2, N=54), patients were to be randomized 1:1:1 to one of two doses of 4D-150 or aflibercept. In January 2025, we announced FDA feedback that based on interim data and plans reviewed to-date, we may proceed into Phase 3 and Part 2 was no longer necessary. We do not currently intend to enroll Part 2.

Interim Data from Part 1 of 4D-150 SPECTRA Clinical Trial in DME

In July 2025, we announced positive 60-week topline interim data from Part 1 of the SPECTRA clinical trial. Based on the results, 3E10 vg/eye was selected as the Phase 3 dose. As of the most recent data cutoff date (May 2, 2025):

•
Safety (n=22):
o
4D-150 was well tolerated with no intraocular inflammation at any timepoint
o
All patients completed the 16-week topical corticosteroid taper on schedule and remained completely off steroids
o
No hypotony, endophthalmitis, vasculitis, choroidal effusions or retinal artery occlusions

•
Efficacy Results Through 60 Weeks:
o
Phase 3 Dose (N=9):
▪
Sustained gain of BCVA of +9.7 letters
▪
Sustained reduction of CST, as measured by OCT, of -174 µm
o
Supplemental injections:
▪
Post-aflibercept loading doses (3), patients treated with Phase 3 dose required substantially fewer supplemental injections compared to patients receiving lower doses (1E10 and 5E9 vg/eye, N=11 evaluable) or projected on-label aflibercept 2mg Q8W (expected Phase 3 comparator):
•
Mean injections per patient:
o
Phase 3 dose: 1.6
o
Lower doses: 3.7
o
Projected on-label aflibercept 2mg Q8W: 7.0
o
Dose response observed for Phase 3 dose vs. lower doses (58% fewer injections)
o
Phase 3 dose demonstrated a reduction of 78% vs. projected on-label aflibercept 2mg Q8W
•
0-1 injections:
o
5 of 9 overall (Phase 3 dose) vs. 2 of 11 (lower doses)
•
Injection-free:
o
4 of 9 overall (Phase 3 dose) vs. 1 of 11 overall (lower doses)

In January 2025, we also announced alignment with the FDA that a single Phase 3 clinical trial would be acceptable as the basis of a biologics license application (“BLA”) submission for 4D-150 in DME. This decision was based on the data generated for 4D-150 in both the SPECTRA and PRISM clinical trials combined with data from the two planned Phase 3 clinical trials in the 4FRONT wet AMD program. Per FDA feedback, we may proceed to Phase 3 and are aligned with key design elements of a Phase 3 clinical trial with approximately 300-400 patients total with a primary endpoint of BCVA noninferiority vs. on-label aflibercept 2mg (5 loading doses and Q8W), and revised supplemental injection criteria (less stringent compared to Part 1 SPECTRA, in line with prior successful Phase 3 DME clinical trials). Protocol alignment across global agencies is ongoing and a single global Phase 3 clinical trial is expected to initiate in the third quarter of 2026.

Pulmonology Therapeutic Area

Introduction

We are developing product candidates to treat lung diseases. Our customized and evolved vector, A101, is used in all of our pulmonology disease product candidates. A101 was invented for aerosol delivery leading to transgene expression throughout all regions of the airways and alveoli, as well as resistance to pre-existing antibodies in humans. We believe that this modular product approach, utilizing A101 for multiple product candidates by switching the therapeutic transgene, increases product development efficiencies, decreases development risks and informs clinical development of subsequent product candidates using the same vector.

Our first pulmonology product candidate is 4D-710 for cystic fibrosis lung disease. We are currently enrolling the Phase 2 portion of the AEROW Phase 1/2 clinical trial in people with CF with funding from and in collaboration with the CF Foundation.

Our second pulmonology product candidate is 4D-725 for alpha-1 antitrypsin deficiency lung disease. 4D-725 is currently in preclinical development and fully funded by the California Institute for Regenerative Medicine through IND filing.

4D-710 for Cystic Fibrosis Lung Disease

Disease Background, Unmet Medical Need, and Target Patient Population

CF is the most common fatal inherited disease in the United States and results from mutations in the CFTR gene. CF causes impaired lung function, inflammation, and bronchiectasis and is commonly associated with repeat and persistent lung infections due to the inability to clear thickened mucus from the lung, often resulting in frequent exacerbations and hospitalizations and eventual end-stage respiratory failure. There is no cure for CF, and the median age of death for people is approximately 40 years in developed countries. CF is considered a rare, or orphan, disease by both the FDA and the EMA.

According to the CF Foundation, nearly 40,000 people in the United States and an estimated 105,000 people worldwide are living with CF, and approximately 1,000 new cases are diagnosed in the United States each year. People with CF require lifelong treatment with multiple daily medications, frequent hospitalizations and, ultimately, lung transplants. The quality of life for people with CF is further compromised as a result of spending significant time on self-care every day and frequent outpatient doctor visits and hospitalizations.

Until recently, approved therapies to treat people with CF were only designed to treat the manifestations of CF, for example by preventing and controlling infections that occur in the lungs, rather than addressing the underlying cause of the disease. Accordingly, antibiotics are frequently used along with mucus-thinning drugs.

More recently, a new class of drugs called modulators target CFTR for people with certain gene variants. Several therapies from Vertex Pharmaceuticals Inc. have been approved for marketing in the United States and the European Union based on their ability to improve lung function in genetically defined subsets of CF. In 2019, the FDA approved a triple drug therapy with Trikafta (elexacaftor/ivacaftor/tezacaftor), which Vertex believes would be applicable for up to 90% of people with CF, leaving at least 10% with no CFTR-targeted options. While these therapies improve lung function, they fall short of restoring it to the normal range in most people, and these chronic therapies require daily dosing for the person’s lifetime. In addition, the existing CF drugs have been associated with tolerability issues, thus limiting their use in some people.

We believe there is a clinical need and market opportunity for a durable aerosolized therapy, delivered by breath-actuated nebulizer, that can restore normal CFTR function across all people with CF, including people who are receiving combination CFTR-modulator therapies and/or do not have appreciable CFTR protein expression and are therefore not amenable to CFTR modulators. We expect to explore single agent therapy with 4D-710 initially in people whose disease is not amenable to CFTR modulators (estimated to include approximately 15% of people with CF who have null variants or are unable to tolerate modulators), and to explore single agent or combination therapy with CFTR modulators for the remaining approximately 85% of people with CF.

Our Solution

We are developing 4D-710 as a durable, redosable, variant-agnostic disease-modifying therapy for people with CF lung disease. 4D-710 is designed for efficient aerosol delivery to the proximal and distal airways and alveoli, subsequent mucus barrier penetration, lung epithelial cell transduction, and resistance to pre-existing antibodies. The intended result is to achieve CFTR expression within lung epithelial cells for correction of CF lung disease. 4D-710 is comprised of our customized and evolved vector, A101, and a codon-optimized version of a synthetic truncated CFTR transgene CFTRΔR. CFTRΔR is a construct that retains the most critical functional components of the full-size CFTR gene and is small enough to fit within AAV vector packaging constraints, and is shown to have normal function and regulation in nonclinical studies. Based on nonclinical and clinical studies with other AAV programs, we expect redosing 4D-710 will be feasible.

Initially, we plan to focus on the approximately 15% of all people with CF who are not amenable to CFTR modulators as we believe these people have the highest unmet need. In people with CFTR variants that are amenable to modulators, many do not regain or cannot preserve lung function. Further, these chronic therapies require daily dosing for the person’s lifetime. We therefore expect to eventually develop 4D-710 in this population, as a single agent and/or in combination with these CFTR modulators.

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
2.
Long duration therapy: Unlike CFTR-targeted small molecules that require daily dosing for a person’s entire life or liposomal and herpesvirus delivered genetic medicines that are being studied for dosing every few days to weeks, 4D-710 is designed for significantly less frequent dosing.
3.
CFTR mutation-independent efficacy: Unlike CFTR-targeted small molecules that are only effective against specific mutations, 4D-710 is designed to be used in people with CF with any mutation, including in the approximately 15% of people whose disease is not amenable to standard medical therapy.
4.
Resistance to AAV antibodies: Unlike conventional AAV vectors, which are sensitive to anti-AAV antibody inhibition, 4D-710 utilizes A101, a vector invented for resistance to human antibody inhibition.

Clinical Development: AEROW Phase 1/2 Clinical Trial

The AEROW Phase 1/2 clinical trial is a multicenter, open-label, dose-escalation and dose-expansion trial of 4D-710 in people with cystic fibrosis who are ineligible for CFTR modulator therapy or who have discontinued therapy due to adverse effects. The primary endpoint of the trial is safety and tolerability. Secondary endpoints include assessments of clinical activity including lung function, quality of life, and transgene delivery and CFTR expression as measured from bronchoscopic samples. The trial is being conducted within the Cystic Fibrosis Therapeutics Development Network, the largest CF clinical trials network in the world.

Interim Data from Phase 1 Stage of 4D-710 AEROW Clinical Trial in Cystic Fibrosis

In December 2025, we announced positive interim clinical data. The interim clinical data focused on safety, transgene expression, and clinical activity for 16 participants enrolled across four Phase 1 dose cohorts (2E15, 1E15, 5E14 and 2.5E14 vg).

The interim results, with best available data through December 1, 2025, included:

•
Safety Data
o
No new pulmonary or other safety events occurred since previous update in higher-dose cohorts (1E15 and 2E15 vg) with up to 3.5 years of follow-up
o
In lower-dose cohorts (4 to 24 months of follow-up), 4D-710-related adverse events were generally mild, transient and resolved by 2 months, with no 4D-710-related severe adverse events
•
Biopsy Data
o
In biopsies collected approximately 4 weeks post-dosing, consistent and dose-dependent CFTR transgene RNA levels at or above physiologically relevant levels in non-CF control samples across all dose levels
▪
In 2.5E14 vg dose cohort, results met target expression profile
o
Durable CFTR transgene expression within or above target therapeutic range through at least 1 year across all dose levels as measured from optional paired biopsies collected at or beyond 1 year post-dosing

•
In 2.5E14 vg dose cohort, consistent evidence of clinically meaningful activity detected in all endpoints, including ppFEV1, LCI2.5 and quality of life (CFQ-R-R) through 1 year
•
Based on evaluation of safety, tissue expression and efficacy data, 2.5E14 vg was selected as the Phase 2 dose

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

The first step of directed evolution involves the generation of a diverse library of biological variants. Leveraging a wide range of molecular biology techniques, we have developed a collection of highly diverse and distinct libraries that are comprised of approximately one billion synthetic capsid sequences. We next define a Target Vector Profile that identifies the optimal vector features for the specific tissue type(s) and related set of diseases we seek to target, with the goal of overcoming limitations encountered by conventional AAVs. We then deploy TVE with our capsid libraries in NHPs and use competitive selection to identify targeted and evolved vectors from our libraries that demonstrate the strongest match to the Target Vector Profile. Subsequently, we characterize and evaluate a lead targeted and evolved vector for delivery and transgene expression through extensive studies in NHPs and human cell and organotypic tissue assays.

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

Since our founding in 2013, we have developed and industrialized our Therapeutic Vector Evolution Platform to invent customized and evolved vectors for use in human therapeutic products. In addition, we have developed significant experience in performing TVE programs in NHPs. We have patent applications and issued patents covering hundreds of proprietary, unique AAV capsid vectors. We believe these proprietary customized vectors will give us significant competitive advantages to develop product candidates for a broad range of large market and rare disease patient populations, including those other genetic medicines cannot address.

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

We consider our most direct competitors in late-stage development with respect to 4D-150 for the treatment of retinal vascular diseases including wet AMD and DME to be late-stage AAV-based anti-VEGF genetic medicine programs including ABBV-RGX-314 from AbbVie Inc. and REGENXBIO Inc. (subretinal delivery in Phase 3 for wet AMD; suprachoroidal delivery initiating Phase 3 for diabetic retinopathy and in Phase 2 for wet AMD) and  Ixo-Vec from Adverum Biotechnologies Inc., now a subsidiary of Eli Lilly and Company (intravitreal delivery in Phase 3 for wet AMD, previously discontinued in diabetic populations). We also face competition from late-stage sustained release VEGF receptor tyrosine kinase inhibitor programs at EyePoint Inc. and Ocular Therapeutix Inc., anti-VEGF and IL-6 antibody biopolymer conjugate programs from Kodiak Sciences Inc, and Wnt signaling-pathway tri-specific antibody program from Merck & Company Inc. Currently marketed products include EYLEA (aflibercept) from Regeneron Pharmaceuticals Inc., which is the current standard of care, and a combination of antibody-based programs including, but not limited to, LUCENTIS, SUSVIMO, VABYSMO from Roche, and EYLEA HD from Regeneron Pharmaceuticals Inc.

We consider our most direct competitors with respect to 4D-175 for the treatment of geographic atrophy to be Apellis Pharmaceuticals Inc.’s C3 inhibitor SYFOVRE (approved by FDA in 2023) and Astellas Pharma Inc.’s C5 inhibitor IZERVAY (approved by FDA in 2023). We are also aware of other mid- to late-stage programs including but not limited to Annexon Biosciences, Inc.’s C1q inhibitor ANX007, Belite Bio, Inc’s retinol binding protein 4 binder tinlarebant, Johnson & Johnson’s AAV genetic medicine encoding CD59 JNJ-81201887, Regeneron Pharmaceuticals Inc.’s anti-C5 antibody pozelimab developed in combination with Alnylam Pharmaceuticals, Inc.’s RNAi therapeutic targeting C5 cemdisiran, Sanofi’s AAV genetic medicine encoding C1s and Bb inhibitors SAR446597, and Stealth BioTherapeutics Inc.’s mitochondrial cardiolipin binder elamipretide.

We consider our most direct competitors with respect to 4D-710 for the treatment of CF lung disease to be Vertex Pharmaceuticals Incorporated, which has several approved CFTR modulators, as well as other companies in preclinical/early-clinical development of CF products, including Vertex Pharmaceuticals Incorporated, Sionna Therapeutics Inc., Krystal Biotech Inc., Arcturus Therapeutics Holdings Inc. and Recode Therapeutics, Inc.

Manufacturing

CMC Strategy

In order to fulfill our strategy to maximize the robustness and internal control of our manufacturing processes from discovery and process development through to clinical-grade current Good Manufacturing Practices (“cGMP”) manufacturing, we have designed and are continually developing and scaling our in-house manufacturing platform for both GMP and non-GMP manufacturing. While many companies in the AAV genetic medicine field outsource their process development and manufacturing to other companies or academic manufacturing centers, in contrast, our manufacturing processes were developed internally using internal technology transfers from our own process development labs. Our current in-house manufacturing capabilities include GMP manufacturing (upstream, downstream and fill/finish), production capabilities for late-phase clinical trials, IND-enabling Good Laboratory Practice (“GLP”) toxicology studies, and research candidate production. We also collaborate with contract development and manufacturing organizations (“CDMOs”) to supplement our internal capacity, and expect to rely on CDMOs for potential commercial supply.

cGMP Capabilities

Our team has extensive experience with the manufacturing and analytical testing of numerous unique AAV capsids. Our team has internally manufactured over 300 unique AAV vectors, including both proprietary evolved 4DMT capsid variants and naturally occurring capsids. Our team has manufactured over 500 total lots of AAV vectors for research or clinical use. This total also includes multiple lots of product candidate material for GLP toxicology and biodistribution studies. We have in-house cGMP manufacturing capabilities for clinical trial material production. Our manufacturing team has completed and released 28 lots of clinical trial material for six product candidates in current or previous clinical development. Leveraging internal testing capabilities in addition to qualified contract testing laboratories, we fully test and release our GLP and GMP lots for use in toxicology and clinical trials, respectively. We have developed and qualified assays for characterization, in-process testing, and release and stability testing of our internally and externally manufactured proprietary AAV vectors.

Process Development Capabilities

We use robust, scalable and transferable manufacturing unit operations throughout both the vector characterization process and product development, which are both platform-specific and product-specific. The upstream manufacturing step involves triple plasmid transfections in an HEK293 mammalian production cell line. Downstream manufacturing steps for purification and concentration include multiple orthogonal column chromatography steps and tangential flow filtration. The downstream purification columns used in our process are from stable sources. Using internally developed manufacturing processes and testing, we characterize our novel capsids and payloads. In addition, leveraging internal expertise and capabilities, we package and test our novel vectors with payloads using internally developed manufacturing processes, including both adherent and suspension processes.

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

Manufacturing Team

Our team of highly trained individuals is led by our Chief Technical Officer, Dr. Katy Barglow, and includes multiple Ph.D. scientists. Collectively, they have significant experience in viral vector manufacturing, chemistry-manufacturing-controls (“CMC”), regulatory affairs, analytical and process development, and quality assurance and controls. As of March 2026, our team had submitted 7 INDs, all of which have been granted clearance by the U.S. FDA, enabling our clinical candidates to advance to Phase 3 clinical development. Our team also has experience prior to 4DMT with manufacturing multiple viral vectors from preclinical studies through to multiple Phase 3 trials.

External Manufacturing

In addition to our in-house facilities, we have established a partnership with a leading global commercial CDMO for potential commercialization of 4D-150. We have successfully completed the tech transfer of produced and released Phase 3 batches using our intended commercial processes at this CDMO.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, manufacturing and process discoveries, and other know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. In particular, our patent strategy includes the filing of patent applications covering unique gene sequences selected through our TVE process. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

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

As of February 14, 2026, our solely owned patent portfolio includes eighteen granted U.S. patents and one hundred and thirty-five granted foreign patents; each of these patents is expected to expire between May 2037 and April 2042,,excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our solely owned patent portfolio also includes sixteen pending U.S. non-provisional applications and one hundred and sixty-nine pending foreign applications. We expect that United States and European patents, if issued from pending applications in our solely owned portfolio, would expire between May 2037 and September 2045, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Additional patent term for the presently issued or later issued U.S. patents may be awarded as a result of the patent term extension provision of the Hatch-Waxman Amendments of 1984. Similarly, in the European Union member countries, a supplementary protection certificate, if obtained, provides up to an additional five years of market exclusivity. Our solely owned patent portfolio also includes nine pending U.S. provisional patent applications.

In other jurisdictions (currently, Argentina, Australia, Bahrain, Brazil, Canada, Chile, China, Colombia, Costa Rica, Egypt, Hong Kong, India, Indonesia, Iran, Israel, Japan, Korea, Kuwait, Malaysia, Mexico, New Zealand, Oman, Peru, Philippines, Qatar, Russia, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, United Arab Emirates, Ukraine, and Vietnam), patents, if issued on pending applications in our solely owned patent portfolio, where applicable, relating to our product and lead optimization candidates, including composition of matter, dosing regimen, method of treatment, medical uses, and formulations are expected to expire between May 2037 and September 2045, if the appropriate maintenance, renewal, annuity, and other government fees are paid. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of any of our product candidates is obtained in those countries. For example, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

As of February 14, 2026, our in-licensed U.C. Berkeley patent portfolio, relating to our vector, A101, and other AAV-based technologies, includes five granted U.S. patents and twenty-one granted foreign patents; each of these patents is expected to expire between August 2027 and June 2038, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our in-licensed U.C. Berkeley patent portfolio also includes one pending U.S. non-provisional patent application and ten pending foreign patent applications. We expect that United States and European patents, if issued from applications in our in-licensed U.C. Berkeley portfolio would expire between August 2027 and June 2038, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid.

As of February 14 2026, our in-licensed University of Pennsylvania patent portfolio includes two granted U.S. patents and ten granted foreign patents; each of these patents is expected to expire in September 2036, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid. Our in-licensed University of Pennsylvania patent portfolio also includes one pending U.S. non-provisional patent application and seven pending foreign patent applications. We expect that United States and European patents, if issued from applications in our in-licensed portfolio would expire in September 2036, excluding any additional term from patent term adjustment or patent term extension if appropriate maintenance and other governmental fees are paid.

In other jurisdictions (currently, for our in-licensed U.C. Berkeley patent portfolio, Australia, Brazil, Canada, China, Hong Kong, India, Japan, Korea and Mexico, and for our in-licensed University of Pennsylvania patent portfolio, Australia, Brazil, Canada, China, Israel, Japan, Korea and Hong Kong), patents, if issued on pending applications in our in-licensed patent portfolio, where applicable, relating to our product candidates, including composition of matter and various other patents, including dosage unit form, method-of-treatment and medical use patents are expected to expire between August 2027 and June 2038 for our in-licensed U.C. Berkeley patent portfolio, and expire in September 2036 for our in-licensed University of Pennsylvania patent portfolio, if the appropriate maintenance, renewal, annuity, and other government fees are paid. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of any of our product or lead optimization candidates is obtained in those countries. For example, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

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

Strategic Collaborations

Otsuka Pharmaceutical Co., Ltd.

On October 31, 2025, we entered into a Collaboration and License Agreement (“Otsuka Collaboration and License Agreement”) with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”), pursuant to which we granted Otsuka exclusive rights to develop and commercialize 4D-150 for retinal vascular diseases, including wet AMD and DME, in Japan, China, Australia, and other Asia-Pacific (“APAC”) markets. Otsuka has agreed to lead all regulatory and commercialization activities in its licensed territories. We agreed to continue to lead all Phase 3 clinical activities globally, including within the APAC region. Otsuka made an upfront cash payment of $85.0 million and has agreed to provide certain cost sharing for global development activities. In addition, we are eligible for up to $335.5 million in potential regulatory and commercial milestone payments and tiered double-digit royalties depending on net sales in Otsuka’s licensed territories. We retain full development and commercialization rights for 4D-150 outside the APAC region, including the United States, Latin America, and Europe.

The Otsuka Collaboration and License Agreement remains in effect, unless earlier terminated, on a country-by-country basis, until the date that Otsuka is no longer developing or commercializing the licensed product in such country within the licensed territory. Each party has the right to terminate the Otsuka Collaboration and License Agreement for the other party’s material breach of its obligations under the Otsuka Collaboration and License Agreement, subject to the right to cure such breach. Additionally, Otsuka may terminate the Otsuka Collaboration and License Agreement for convenience, on a country-by-country basis, upon sufficient prior written notice, or due to safety reasons or the failure of certain of our related clinical trials to achieve their primary endpoints. We may also terminate the Otsuka Collaboration and License Agreement upon notice if Otsuka challenges the patentability, enforceability, or validity of any licensed patent, unless Otsuka withdraws the challenge within a specified period, or if Otsuka ceases all development activities and commercialization of all licensed products in Japan for an agreed upon period and does not resume such activities or commercialization within a specified notice period, unless such cessation is substantially attributable to specified circumstances. Upon termination, any license granted by us to Otsuka will terminate.

Cystic Fibrosis Foundation

In 2016, we received a grant from Cystic Fibrosis Foundation (“CFF”) in the amount of $525,000 to support discovery and development of product candidates to treat cystic fibrosis. The grant was increased to $3.5 million in 2017 and was subsequently amended to allocate the $3.5 million to different milestones. In August 2023, the grant agreement was further amended, which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The grant provides for repayment to CFF upon the commercialization of any product developed under the grant. In August 2023, we executed an amendment to the CF Foundation agreement increasing the funding commitment under that agreement by $2.8 million to a total of $6.3 million, which covers anticipated spend for further development of our aerosolized lung epithelium gene delivery vectors. The repayment is capped at nine times the grant actually paid to us.

In April 2020, CFF made a $10.0 million investment in our Series C redeemable convertible preferred stock financing. In return for the investment, CFF received shares of our Series C redeemable convertible preferred stock, and we and CFF entered into a Funding Agreement (the Funding Agreement). Pursuant to the terms of the Funding Agreement, we agreed to use the proceeds of the CFF investment to support development of 4D-710, our product candidate for the treatment of cystic fibrosis, and to match CFF’s support for the product candidate. As provided under the Funding Agreement, following acceptance by the FDA in October 2021 of our IND for 4D-710 (“Acceptance”), CFF made an additional $4.0 million investment (the “Subsequent Investment”), in exchange for 125,715 shares of our common stock. We have agreed to use the additional $4.0 million from the Subsequent Investment to support development of 4D-710 and to match CFF’s support of the product candidate. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

In October 2025, CFF purchased 776,398 shares of our common stock for $7.5 million. We agreed to use the proceeds of this investment to support continued development of 4D-710. We also agreed with CFF to form a Joint Steering Committee, with senior clinical development and regulatory expertise to enhance strategic planning, guidance, and coordination of 4D-710’s development. In addition, this agreement between CFF and us in October 2025 provides that CFF will invest an additional $3.6 million in exchange for shares of our common stock subject to achievement of specific clinical milestones and at our option. This agreement between us and CFF in October 2025 does not modify our prior agreements with CFF.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the rare disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same approved use or indication within such rare disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs relating to the approved use or indication of patients with the rare disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same approved use or indication within the relevant rare disease or condition, or the same drug or biologic for any use or indication within a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity within the relevant approved use or indication or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs relating to the approved use or indication of patients with the relevant rare disease or condition. We have obtained orphan drug designation for 4D-710 for the treatment of cystic fibrosis.

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

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2029. Consequently, unless Congress reauthorizes the program, the sponsor of the marketing application for a drug that receives Rare Pediatric Disease Designation will only be eligible to receive a voucher if the FDA grants the designation on or before September 30, 2029.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional Congressional action. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on drug manufacturers’ Medicaid drug rebate program liability, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. Some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for our investigational products that receive approval. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. Adoption of other new legislation or regulation at the federal, state, or foreign level could further limit reimbursement for pharmaceuticals, including our product candidates, if approved.

Employees and Human Capital

As of March 6, 2026, we had 196 full-time employees. Of these employees, 144 are engaged in research and development and 39 hold M.D. or Ph.D. degrees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Corporate Information

We were formed on September 12, 2013 as a Delaware limited liability company under the name 4D Molecular Therapeutics, LLC. On March 11, 2015, 4D Molecular Therapeutics, Inc. was incorporated as a Delaware corporation. On March 20, 2015, 4D Molecular Therapeutics, LLC merged with 4D Molecular Therapeutics, Inc., with 4D Molecular Therapeutics, Inc. being the surviving entity. Our principal executive offices are located at 5858 Horton Street #455, Emeryville, California 94608, and our telephone number is (510) 505-2680.

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

We are a leading late-stage biotechnology company advancing durable and disease-targeted therapeutics with the potential to transform treatment paradigms and provide unprecedented benefits to patients. We commenced operations in September 2013, have no products approved for commercial sale and have not generated any product revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. If our product candidates are not successfully developed and approved, we may never generate any product revenue. To date, we have not completed any clinical trials (including any pivotal clinical trial), obtained marketing approval for any product candidates, manufactured commercial scale quantities of any of our product candidates or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company and stage of drug development make any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will be seriously harmed.

We have had recurring net losses, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred recurring net losses, including net losses of $140.1 million and $160.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $716.3 million.

We have devoted substantially all of our financial resources and efforts on research and development activities. We do not expect to generate revenue from product sales for several years, if at all. We continue to incur significant research and development and other expenses related to our ongoing operations. The amount of our future net losses will depend, in part, on the level of our future expenditures and our ability to generate revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

As of December 31, 2025, we had $514.0 million in cash and cash equivalents and marketable securities.

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

Due to the significant resources required for the development of our product candidates, in particular our product candidates in IND-enabling studies and those in clinical trials, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain product candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the biopharmaceutical industry, particularly in retina and pulmonology, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

The amount of our future losses is uncertain and our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

Our quarterly and annual operating results may fluctuate significantly, making it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside our control and may be difficult to predict, including:

•
the timing and success or failure of preclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or collaboration partners;
•
the timing, cost, and level of investment in research, development and commercialization activities, which may change from time to time;
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
•
the timing and amount of any option, milestone, royalty or other payments due under any current or future collaboration or license agreement;
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

The National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”) require supervision of human gene transfer trials, including evaluation and assessment by an Institutional Biosafety Committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

We are subject to significant regulatory oversight by the FDA, and, in addition, the applicable IBC and Institutional Review Board (“IRB”), of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, need to review and approve the proposed clinical trial.

Similar requirements apply in the EU. The EMA has a Committee for Advanced Therapies (“CAT”) that is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products, or ATMP(s). ATMPs include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for an ATMP candidate that is submitted to the EMA. In the EU, the development and evaluation of an ATMP must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be initiated, conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or a clinical trial application (“CTA”) will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could delay, suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. In 2025, we initiated our wet AMD Phase 3 studies comparing a single dose of 4D-150 3E10 vg/eye to on-label aflibercept 2mg Q8 weeks. If we experience any delays in completing these trials, due to delays in enrollment or other factors, it could result in serious harm to our business. Events that may prevent successful or timely initiation or completion of clinical trials include:

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
•
changes in regulatory requirements and guidance (including differing expectations across jurisdictions) that require amending or submitting new clinical protocols, expanding enrollment, modifying statistical assumptions (including non-inferiority margins), or submitting new or amended protocols, including for our Phase 3 trials of 4D-150;
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
•
transfer of manufacturing processes to larger-scale facilities operated by a CDMO or by us, and delays or failure by our CDMOs or us to make any necessary changes to such manufacturing process;
•
third parties being unwilling or unable to satisfy their contractual obligations to us; and
•
adverse public perception or regulatory scrutiny of genetic medicine technology may negatively impact the developmental progress or commercial success of products that we develop alone or with collaborators.

Patient enrollment, a determinative factor in the timing of clinical trials, is affected by many factors including the severity and difficulty of diagnosing the disease under investigation, knowledge of the disease in the medical community and availability of effective diagnostic methods, size and distribution of the patient population and process for identifying subjects, access of patients to medical professionals experienced in their disease, our ability to effectively disseminate information about our clinical trials to the patient population and access of patients to such information, eligibility and exclusion criteria for the trial in question, design of the trial protocol, availability, efficacy of, and our ability to compete with approved and standard of care therapies or other clinical trials for the disease or condition under investigation, perceived risks and benefits of the product candidate under trial or testing, availability of genetic testing for potential patients, efforts to facilitate timely enrollment in clinical trials, patient referral practices of physicians, ability to obtain and maintain subject consent, the risk that enrolled subjects will drop out before completion of the trial, the ability to monitor patients adequately during and after treatment, the time and financial commitments required of patients to enroll in our trials beyond the costs covered by the company, and the proximity and availability of and access to clinical trial sites for prospective patients. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate, which may impede our ability to secure approval and successfully launch our therapies. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would seriously harm our business. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, purity, potency, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. We may also rely on our collaborators or collaboration partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or collaboration partners will conduct these activities successfully or do so within the timeframe we desire. Even if we (or our collaborators or collaboration partners) are successful in obtaining approval in one jurisdiction, we cannot assure you that we will obtain approval in any other jurisdictions. Failure to obtain approval for our product candidates in multiple jurisdictions will seriously harm our business.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans in the EU.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the indications for which we have product candidates, including wet AMD, DME, GA and cystic fibrosis. Certain of our competitors have commercially approved products for the treatment of the diseases that we are pursuing or may pursue in the future, including Apellis Pharmaceuticals Inc., Astellas Pharma Inc., Regeneron Pharmaceuticals Inc., Roche and Vertex Pharmaceuticals Incorporated. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to our product candidates. Companies that we are aware are developing therapeutics in the retina and pulmonology disease areas include large companies with significant financial resources, such as AbbVie Inc, Astellas Pharma Inc., Eli Lilly and Company, Johnson & Johnson, Merck & Company Inc., Regeneron Pharmaceuticals Inc., Roche, Sanofi and Vertex Pharmaceuticals Incorporated, and biopharmaceutical companies such as Apellis Pharmaceuticals Inc., Arcturus Therapeutics Holdings Inc., EyePoint Inc., Kodiak Sciences Inc., Krystal Biotech Inc., Ocular Therapeutix Inc., Recode Therapeutics Inc., REGENXBIO Inc. and Sionna Therapeutics Inc. In addition to competition from other companies targeting retina and pulmonology, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of retina and pulmonology indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing against competitors any product candidates we may develop.

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

We currently manufacture and test clinical trial material for our products both internally at our cGMP facility, and externally at our partner CDMOs. Our product candidates require processing steps that are more complex than those required for most chemical and protein pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory, which could delay or prevent the initiation of clinical trials or receipt of regulatory approvals. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs.

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

We have approximately 17,000 square feet of laboratory and manufacturing space at our headquarters in Emeryville, California, a large portion of which we plan to devote to manufacturing activities for our clinical trials under cGMP. We may face delays in the production of clinical supply at our manufacturing facility and cannot guarantee when our facility will be able to produce sufficient quantities of product candidates needed to support our planned clinical trials. Any delays in developing our internal manufacturing capabilities may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates through third-party manufacturers. Moreover, changing manufacturing facilities during the clinical development process may also require that we or our collaborators conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive. We will further need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply, and will be subject to FDA and comparable foreign regulatory authority inspection. These requirements include the qualification and validation of our manufacturing equipment and processes. We may not be able to develop or acquire the internal expertise and resources necessary for compliance with these requirements.

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

We currently rely, and expect to continue to rely, on third parties for the production of some of our planned clinical trial drugs and commercial drug materials and, therefore, we can control only certain aspects of their activities. The facilities used by our contract manufacturers to manufacture certain of our product candidates must be reviewed by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP or similar foreign requirements for manufacture of our products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to obtain and/or maintain regulatory approval for our products as manufactured at their manufacturing facilities. Further, our CDMOs may use different facilities to manufacture our product candidate(s), and we and our CDMOs will be required to meet certain regulatory conditions, such as establishing comparability between the product candidates manufactured at each facility. Our failure, or failure by our CDMOs, to demonstrate sufficient comparability between a product candidate manufactured at different facilities may cause a delay in using a manufacturing facility for production, extend our clinical trial timelines and adversely impact our regulatory approval process. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

In addition, we rely on additional third parties to manufacture plasmids used in the manufacture of our product candidates and to perform quality testing, and reliance on these third parties entails risks to which we would not be subject if we manufactured the plasmids ourselves, including:

•
reduced control over certain aspects of manufacturing activities;
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

In addition, if a product receives the first FDA approval for the disease or condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same approved use or indication within such rare disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for a disease or condition broader than the orphan designated disease or condition and may be lost if the FDA later determines that the request for designation was materially defective. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan (“PIP”). The European exclusivity period can be reduced to six years, if, at the end of the fifth year a medicine no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).

Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same uses or indications within the same rare disease or condition. Even after an orphan drug is approved, the FDA and foreign regulatory authorities can subsequently approve the same drug for the same approved use or indication within the same rare disease or condition if the FDA or foreign regulatory authorities concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

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

The FDA has granted RMAT designation for 4D-150 for the treatment of neovascular (wet) age-related macular degeneration and diabetic macular edema, and may seek additional RMAT designations for 4D-150 or for our other product candidates. A biological product candidate is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which the FDA defines as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) the candidate is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the candidate has the potential to address unmet medical needs for such disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review of BLAs. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or through reliance upon data obtained from a meaningful number of sites, including through expansion of clinical trials to a sufficient number of sites, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as appropriate, be able to fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records), through the collection of larger confirmatory data sets, or via post-approval monitoring of patients treated with the therapy prior to approval.

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

Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by September 30, 2029, provided the relevant eligibility criteria are met.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on drug manufacturers’ Medicaid drug rebate program liability for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

In 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any other product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump administration’s proposals will be implemented, the Trump administration’s policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our product candidates, if approved. On the one hand, the Trump administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

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

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. Legally mandated price controls on payment amounts by third-party payors or other restrictions could seriously harm our business. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. These reforms could reduce the ultimate demand for our product candidates or put pressure on our product pricing and could seriously harm our business.

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
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (as defined by statute), certain other non-physician practitioners (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants, and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

We currently rely and expect to continue to rely on third parties, such as CROs, CDMOs, clinical data management organizations, clinical data assessments and analysis organizations, medical institutions and clinical investigators, to conduct some aspects of our manufacturing, research, preclinical testing and clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it would delay our product development activities.

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

Our reliance on Chinese biotechnology companies may subject us to additional risks.

Certain Chinese biotechnology companies, CROs and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could potentially impact services available for our research and development or our ability to secure the materials we need for our product candidates. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. If the Chinese or other foreign CROs and CDMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible that some of our contractual counterparties could be impacted by the legislation described above. Such counterparties may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our product candidates.

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

On September 16, 2011, the Leahy-Smith America Invents Act (“Leahy-Smith Act”) was signed into law. There remains many subsisting issued patents and some pending patent applications in the U.S. that were filed prior to its enactment and are therefore subject to the pre-Leahy-Smith Act U.S. patent laws and that may have relevance to our freedom-to-operate or ability to obtain patent issuances. The Leahy-Smith Act includes a number of significant changes to the U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. This could have a negative impact on some of our intellectual property and could increase uncertainties surrounding obtaining and enforcement or defense of our issued patents. In addition, Congress may pass patent reform legislation that is unfavorable to us. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future. Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

Additionally, on June 1, 2023, the European Union Patent Package (EU Patent Package) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European

Unified Patent Court (UPC) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain a pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ reputable professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patents and patent applications that we own, and if we license intellectual property we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. There could also be delays at the USPTO caused by staffing cuts and other U.S. government actions as a result of the U.S. Department of Government Efficiency or other executive actions to reduce the size of the U.S. government.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity grants. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. In addition, our employees are employed at-will, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract, incentivize and retain quality personnel on acceptable terms, or at all, it could seriously harm our business.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As our development plans and strategies evolve, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our operations, and those of our CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our business.

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”) impose strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”) and in the United Kingdom, respectively. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million / £17.5 million or 4% of the annual global revenue of the noncompliant undertaking, whichever is greater. Since we are subject to the supervision of relevant data protection authorities under multiple legal regimes (including under both the EU GDPR and the UK GDPR), we could be fined under each of those regimes independently in respect of the same breach. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Additionally, as of December 31, 2025, there are pre-funded warrants outstanding to purchase 10,335,665 shares of common stock, which are exercisable at a nominal exercise price. If holders of these pre-funded warrants exercise these securities, existing shareholders will suffer dilution to their voting power and the Company may experience dilution in its earnings per share, as well as a negative impact on its share price.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 48% of our outstanding common stock as of December 31, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Political unrest, international conflict, terrorism or war, such as Russia’s invasion of Ukraine and the armed conflict in the Middle East, and the global response to these conflicts, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations and partner contracts, and we currently do not expect existing conflicts to directly have a significant effect on our financial condition or results of operations. However, if hostilities persist, escalate or expand, risks that we have identified in this Annual Report on Form 10-K may be materially increased. For example, if our supply arrangements or clinical operations are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the ongoing conflicts, which could adversely affect our ability to maintain or enhance our cyber security measures. These and other risks are described more fully in this “Risk Factors” section.

General Risk Factors

Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.

We may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as disputes or employment claims made by our current or former employees. Any litigation, whether meritorious or not, could harm our reputation, increase our costs and may divert management’s attention, time and resources, which may in turn seriously harm our business. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could seriously harm our business.

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
•
data integrity controls designed to protect our clinical data and our proprietary manufacturing and Chemistry, Manufacturing, and Controls (“CMC”) data;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including annual penetration testing;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents for evaluating their materiality, and for ensuring their timely public disclosure when required; and
•
a third-party risk management process for service providers and suppliers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, a significant breach involving our clinical trial data or proprietary manufacturing processes could result in regulatory delays or the loss of competitive advantages.

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

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a liability for such matters when it believes that it is both probable that a liability may have been incurred, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “FDMT” since December 11, 2020. Prior to this date, there was no public market for our common stock.

Holders of Common Stock

As of March 16, 2026, there were approximately 11 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Overview

We are a leading late-stage biotechnology company advancing durable and disease-targeted therapeutics with potential to transform treatment paradigms and provide unprecedented benefits to patients. Our primary focus is advancing 4D-150 for wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”) through late-stage studies and potential commercialization and advancing our other pipeline programs, 4D-175 for geographic atrophy, 4D-710 for CF lung disease, and 4D-725 for A1AT lung disease primarily through external funding including strategic partnerships. We believe we are well positioned to discover, develop, manufacture and if approved, commercialize targeted genetic medicines with the potential to transform the lives of patients suffering from debilitating diseases.

Our lead product candidate 4D-150 utilizes our proprietary R100 vector and a transgene encoding anti-VEGF biologics: aflibercept and an RNA interference (RNAi) approach targeting VEGF-C. The goal for our development and potential commercialization of 4D-150 is to transform the standard of care for large market retinal vascular diseases with a safe, in-office, and durable lifelong backbone therapy substantially reducing treatment burden and improving long-term vision outcomes. 4D-150 is initially being developed for the treatment of wet AMD and DME.

In March 2025, we initiated 4FRONT-1, our first Phase 3 trial of 4D-150 in wet AMD. Subsequently in February 2026, we announced enrollment completion within an approximately 11-month period, ahead of initial projections, with the clinical trial overenrolled and expected to exceed 500 patients randomized, reflecting strong interest from investigators and patients. We anticipate topline data with the 52-week primary endpoint in the first half of 2027.

Additionally, 4FRONT-2, our second Phase 3 trial of 4D-150 in wet AMD, was initiated in June 2025. 4FRONT-2 is a global clinical trial and is enrolling both treatment-naïve and recently diagnosed, treatment-experienced patients. We expect 52-week topline data for 4FRONT-2 in the second half of 2027.

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

In October 2025, we entered into a Collaboration and License Agreement with Otsuka Pharmaceutical Co., Ltd. (the “Otsuka Collaboration and License Agreement”), pursuant to which we granted Otsuka exclusive rights to develop and commercialize 4D-150 for retinal vascular diseases, including wet AMD and DME, in Japan, China, Australia, and other APAC markets. Otsuka has agreed to lead all regulatory and commercialization activities in its licensed territories. We have agreed to continue to lead all Phase 3 clinical activity globally, including within the APAC region. Otsuka made an upfront cash payment of $85 million and agreed to provide certain cost sharing for global development activities. In addition, we are eligible for up to $335.5 million in potential regulatory and commercial milestone payments and tiered double-digit royalties depending on net sales in Otsuka’s licensed territories. We retain full development and commercialization rights for 4D-150 outside the APAC region, including the United States, Latin America, and Europe.

Our other pipeline programs include 4D-710, which we believe is the first known genetic medicine to demonstrate successful delivery and durable expression of the cystic fibrosis transmembrane conductance regulator (“CFTR”) transgene in the lungs of people with cystic fibrosis ("CF") and is currently in Phase 2 development. We believe these results will translate into durable clinical improvements in people with CF, including improved lung function and quality of life. In October 2025, we announced a funding agreement with the Cystic Fibrosis Foundation ("CFF") to provide up to $11 million in additional funding, including $7.5 million in an initial tranche, which was completed in October 2025. The proceeds of this funding agreement enabled the start of the Phase 2 stage of the AEROW clinical trial, redosing, and Phase 3 readiness activities.

We have funded our operations primarily through the sale and issuance of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements.

Our net losses were $140.1 million and $160.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $716.3 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Restructuring and Other Charges

On July 2, 2025, we announced a workforce reduction of approximately 25% of current and planned roles, primarily in the areas supporting early-stage research and development and support functions following a strategic pipeline prioritization to focus on the development of 4D-150 and 4D-710. In connection with the workforce reduction, the Company recorded total expense of $3.2 million including severance, benefits and related termination costs during the year ended December 31, 2025. There are no future payments in connection with the workforce reduction.

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and expense reimbursement. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future.

In October 2025, we entered into the Otsuka Collaboration and License Agreement where we granted Otsuka exclusive rights to develop and commercialize 4D-150 for retinal vascular diseases, including wet AMD and DME, in Japan, China, Australia, and other Asia-Pacific markets. Otsuka made an upfront cash payment of $85 million which we recognized as revenue during the fourth quarter of 2025, and agreed to provide certain cost sharing for global development activities.

In August 2019, we amended our agreement with uniQure (the "Amended uniQure Agreement") and entered into a separate new collaboration and license agreement with uniQure (the "Second uniQure Agreement"). Neither party was required to pay monetary consideration in connection with the amendment or new agreement. We determined the incremental transaction price of the amendment and new agreement to be $5.1 million and recorded the amount as deferred revenue in August 2019. We began recognizing revenue related to uniQure in 2020 and recognized the remaining revenue under the agreement during the third quarter of 2023. We recognized immaterial revenue during the year ended December 31, 2023 related to this agreement. See Note 6, Research and Collaboration Agreements, to our financial statements included elsewhere in this report for further discussion regarding the accounting treatment of this agreement. The Amended uniQure Agreement and the Second uniQure Agreement were terminated by mutual agreement in November 2025. We did not incur any charges related to the termination of the uniQure Agreement.

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

Operating Expenses

Research and Development

Our research and development expenses primarily consist of costs incurred for the discovery and preclinical and clinical development of our product candidates. These expenses include salaries and personnel-related costs, including stock-based compensation of our clinical, medical, chemistry, manufacturing and controls and scientific personnel performing research and development activities; laboratory supplies; research materials; fees paid to CROs to execute preclinical studies and clinical trials; fees paid to CDMOs to manufacture materials for preclinical studies and clinical trials; fees related to obtaining technology licenses; consulting costs; costs related to seeking regulatory approval of our product candidates; and allocated facility-related costs, information technology costs, depreciation expense, and other overhead.

We expense all research and development costs in the periods in which they are incurred. We have entered into various agreements with CROs and CDMOs. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. Payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our balance sheet. The capitalized amounts are recognized as expense as the goods are delivered or the related services are performed.

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

At this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. However, we expect our overall research and development expenses to increase in the near term primarily for 4D-150 Phase 3 trials in wet AMD and DME. The process of conducting the necessary clinical development to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. See the section titled “Risk Factors” for additional risks regarding regulatory development and approval.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue
Collaboration and license revenue	$85,209	$37	$85,172	*
Operating Expenses:
Research and development	195,696	141,299	54,397	38%
General and administrative	49,060	46,579	2,481	5%
Total operating expenses	244,756	187,878	56,878	30%
Loss from operations	(159,547)	(187,841)	28,294	(15)%
Other Income, Net	19,438	26,973	(7,535)	(28)%
Net loss	$(140,109)	$(160,868)	$20,759	(13)%

* not meaningful

Revenue

Revenue for the year ended December 31, 2025 increased by $85.2 million from the year ended December 31, 2024. The increase in revenue was primarily due to the upfront fees received from the Otsuka Collaboration and License Agreement in October 2025.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Research and development trials and consumables expenses	$100,220	$64,757	$35,463	55%
Payroll and personnel expenses	67,345	57,383	9,962	17%
Facilities and other research and development expenses	28,131	19,159	8,972	47%
Total research and development expenses	$195,696	$141,299	$54,397	38%

Research and development expenses for the year ended December 31, 2025 increased by $54.4 million, or 38%, from the year ended December 31, 2024. The increase was due to the following:

•
a $35.5 million increase in research and development trials and consumables expenses mainly due to increased clinical trial activity for our product candidates, primarily 4D-150;
•
a $10.0 million increase in payroll and personnel expenses primarily due to increased headcount of research and development personnel and one-time severance costs; and
•
an $8.9 million increase in facilities and other research and development expenses primarily due to higher rent and increased clinical trial activity for our product candidates.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 increased by $2.5 million, or 5%, from the year ended December 31, 2024. The increase was primarily due to an increase in legal and consulting services.

Other Income, Net

Other income, net, decreased by $7.5 million, or 28%, from the year ended December 31, 2024 to the year ended December 31, 2025. The decrease was due to a reduction in invested balances from transfers out of investment accounts to fund operating expenses and lower market yields on our cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $514.0 million. We have funded our operations primarily through the sale and issuance of our equity securities, including Follow-on Offerings and our “at-the-market” offering program, and to a lesser extent from cash received pursuant to our collaboration and license agreements. Our recent sources of liquidity include the following transactions:

Follow-on Offerings

In November 2025, we completed an underwritten offering (the "2025 Offering") in which 8,385,809 shares of our common stock were sold at an offering price of $10.51 per share, as well as pre-funded warrants to purchase 1,128,949 shares of our common stock at an offering price of $10.5099 per underlying share. The net proceeds from the 2025 Offering were approximately $93.3 million, after deducting the underwriting discounts and commissions and other offering expenses.

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

At-the-Market Offering Program

In June 2024, we entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”) as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that we filed with the SEC in February 2024 as an “at-the-market” offering under the Securities Act. For the year ended December 31, 2025, 1,175,000 shares of the Company's common stock were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $9.6 million, after deducting issuance costs.

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

Collaboration and License Agreements

In October 2025, we entered into a Collaboration and License Agreement with Otsuka where we granted Otsuka exclusive rights to develop and commercialize 4D-150 for retinal vascular diseases, including wet AMD and DME, in Japan, China, Australia, and other Asia-Pacific markets. Otsuka made an upfront cash payment of $85 million and agreed to provide certain cost sharing for global development activities.

In July 2023, we entered into the License Agreement with AGT where we provided our 4D vector technology to AGT to deliver AGT’s genetic payloads for the treatment of rare monogenic diseases. As partial consideration for the rights and licenses granted to AGT under the License Agreement, we received an upfront payment of $20.0 million.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $716.3 million at December 31, 2025. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

We expect that our overall research and development and general and administrative expenses will increase. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, the Otsuka Collaboration and License Agreement, and additional potential strategic alliances and licensing or collaboration arrangements.

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

We have limited committed external sources of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to complete the clinical development for the product candidates for treatment of wet AMD, DME, geographic atrophy, cystic fibrosis lung disease, alpha-1 antitrypsin deficiency lung disease or any other indication we may pursue. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders. Further, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates and inflation, natural disasters and pandemics.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(109,082)	$(134,585)
Net cash used in investing activities	(92,973)	(302,437)
Net cash provided by financing activities	112,960	337,250
Net decrease in cash and cash equivalents	$(89,095)	$(99,772)

Net Cash Used in Operating Activities

Net cash used in operating activities was $109.1 million for the year ended December 31, 2025. This was primarily due to the net loss of $140.1 million partially offset by a change of $24.8 million in noncash charges and by a net change of $6.2 million in our operating assets and liabilities. The noncash charges primarily consisted of stock-based compensation expense of $22.0 million, depreciation and amortization of $4.7 million and amortization of operating lease right-of-use assets of $2.9 million, partially offset by accretion of discount on marketable securities of $4.7 million and $0.1 million in change in fair value of derivative liability. The change in operating assets and liabilities was primarily due to an $8.1 million increase in accrued and other liabilities, a $6.8 million increase in accounts payable, offset by a $3.2 million decrease in operating lease liabilities, a $0.2 decrease in deferred revenue, a $0.4 million increase in prepaid expenses and other current assets and a $4.9 million increase in other assets.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $93.0 million for the year ended December 31, 2025. This was due to purchases of marketable securities of $442.8 million and purchases of property and equipment of $0.5 million, offset by maturities of marketable securities of $350.4 million.

Net cash used in investing activities was $302.4 million for the year ended December 31, 2024. This was due to purchases of marketable securities of $467.6 million and purchases of property and equipment of $3.8 million, offset by maturities of marketable securities of $169.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $113.0 million for the year ended December 31, 2025. This was due to proceeds from the issuance of common stock upon underwritten offering, net of issuance costs, of $93.5 million, proceeds from the issuance of common stock from the ATM Offering Program of $9.7 million, proceeds from the issuance of common stock under a stock purchase agreement of $7.5 million, proceeds from the issuance of common stock from purchases from the Company’s 2020 Employee Stock Purchase Plan (“ESPP”) of $1.3 million, and proceeds from the issuance of common stock from the exercise of stock options and warrants of $1.0 million.

Net cash provided by financing activities was $337.3 million for the year ended December 31, 2024. This was due to proceeds from the issuance of common stock upon public offering, net of issuance costs, of $316.1 million, proceeds from the issuance of common stock from the 2022 ATM Offering Program of $15.3 million, proceeds from the issuance of common stock from the exercise of stock options and warrants of $4.6 million and proceeds from the issuance of common stock from purchases from the ESPP of $1.3 million.

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

As of December 31, 2025, our principal commitments consisted of obligations under our operating lease for our headquarters. Please see Note 8, Commitments and Contingencies, to our financial statements included elsewhere in this report.

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to our financial statements included elsewhere in this report. We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Revenue Recognition

We determine revenue recognition for arrangements within the scope of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) by performing the following five steps: (i) assessment whether a contract with a customer exists; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated standalone selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Our revenue is primarily derived through its license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses to our technology, (ii) research and development services, and (iii) supplies of clinical and commercial materials. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. Significant judgment is required to determine whether the individual promised goods or services are distinct. Items are considered distinct if the customer can benefit from them on their own, or together with other readily available resources, and if they are separately identifiable from other items in the contract.

Payments to us under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, cost-sharing and other forms of research funding, milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

We recognize as revenue sales-based royalties and milestone payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

Other variable amounts, such as cost-sharing and development and regulatory milestones, are included in the transaction price to the extent it is probable a significant reversal of cumulative revenue recognized will not occur when the associated uncertainties are resolved. We use the most likely or expected value amount methods as appropriate to estimate variable consideration.

At the end of each reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.

We allocate the total transaction price to each performance obligation based on the estimated standalone selling prices. Variable consideration is allocated to the specific performance obligations if it is triggered by our performance or the outcomes from such performance, and if such allocation meets the allocation objective of recognizing revenue in amounts of consideration to which we expect to be entitled in exchange for transferring its promised goods or services to the customer.

We recognize revenue when, or as, the performance obligation is satisfied. Performance obligations recognized at a point in time, such as distinct licenses our intellectual property, are recognized when control transfers, including commencement of the license term. Performance obligations recognized over time, such as research and development services, are recognized using an appropriate measure of progress, such as total cost incurred.

We record accounts receivable when our right to consideration is unconditional, i.e. if and only passage of time is required before payment is due. Amounts collected or included in accounts receivable but not yet recognized in revenue are recorded as deferred revenues. Amounts recognized in revenue but not included in accounts receivable are recorded as contract assets.

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement. Changes in these estimates can have a material effect on revenue recognized.

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

Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized; and the resulting change in fair value, if any, is recognized in our statements of operations during the period the related services are rendered. These inputs are subjective and generally require significant analysis and judgment to develop:

•
Expected Term—The expected term for employee stock options is calculated using the simplified method as we do not have sufficient historical information to provide a basis for estimate. The simplified method is based on the average of the vesting tranches and the contractual life of each grant.
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

As of December 31, 2025, the unrecognized stock-based compensation expense related to stock options and RSUs was $34.2 million and is expected to be recognized as expense over a weighted-average period of approximately 1.7 years. The intrinsic value of all outstanding stock options as of December 31, 2025 was approximately $4.6 million, of which $1.0 million related to vested stock options and $3.6 million related to unvested stock options.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our financial statements included elsewhere in this report for information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $514.0 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting because we are not an accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting within 120 days after December 31, 2025 (the “Proxy Statement”) and is incorporated in this Annual Report on Form 10-K by reference.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. See Exhibit 19.1 of our Annual Report on Form 10-K for the year ended December 31, 2024 for our insider trading policy.

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

(3)
Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	10/02/25	3.1

4.1	Description of Securities of the Registrant.				X

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Form of Pre-Funded Warrant issued in conjunction with February 2024 offering.	8-K	2/9/24	4.1

4.4	Form of Pre-Funded Warrant issued in conjunction with November 2024 exchange.	10-Q	11/13/24	4.4

4.5	Form of Pre-Funded Warrant issued in conjunction with December 2024 exchange.	8-K	12/11/24	4.1

4.6	Form of Pre-Funded Warrant issued in conjunction with November 2025 Offering.	8-K	11/7/25	4.1

4.7	Form of Pre-Funded Warrant issued in conjunction with January 2026 Exchange.	8-K	1/26/26	4.1

10.1(a)#	2015 Equity Incentive Plan.	S-1	11/17/20	10.1(a)

10.1(b)#	Form of Stock Option Agreement under 2015 Equity Incentive Plan.	S-1	11/17/20	10.1(b)

10.2(a)#	2020 Incentive Award Plan.	S-8	12/15/20	99.2(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Incentive Award Plan.	S-1/A	12/7/20	10.2(d)

10.3#	2020 Employee Stock Purchase Plan.	S-8	12/15/20	99.3

10.4†	Form of Indemnification Agreement for directors and officers.	S-1/A	12/7/20	10.4

10.5†	Exclusive License and Bailment Agreement, dated December 19, 2013, between the Registrant and The Regents of the University of California.	S-1/A	12/7/20	10.8

10.6†	Exclusive License and Bailment Agreement, dated December 19, 2013, between the Registrant and The Regents of the University of California.	S-1/A	12/7/20	10.9

10.7#	Offer Letter, dated March 20, 2015 between David Kirn, M.D. and the Registrant.	S-1/A	12/7/20	10.10

10.8#	Change in Control and Severance Agreement, dated September 22, 2021, by and between David Kirn and 4D Molecular Therapeutics, Inc.	8-K	9/24/21	10.1

10.9#	Change in Control and Severance Agreement, dated September 22, 2021, by and between Fred Kamal and 4D Molecular Therapeutics, Inc.	10-Q	11/10/21	10.4

10.10#	Restated Amended and Restated Non-Employee Director Compensation Policy.	10-Q	5/12/22	10.1

10.11#	Offer Letter, dated September 4, 2023, between Uneek Mehra and the Registrant.	10-K	2/29/24	10.14

10.12#	Change in Control and Severance Agreement, dated August 29, 2023, by and between Uneek Mehra and the Registrant.	10-K	2/29/24	10.15

10.13#	Change in Control and Severance Agreement, dated September 22, 2021, by and between Scott Bizily and the Registrant.	10-K	2/29/24	10.16

10.14#	Amended and Restated Change in Control and Severance Agreement, dated June 23, 2023 by and between Robert Kim and the Registrant.	10-K	2/29/24	10.17

10.15#	2025 Employment Inducement Award Plan.	10-K	2/28/25	10.19

10.16#	Amendment to 2025 Employment Inducement Award Plan.				X

10.17#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2025 Employment Inducement Award Plan.	10-K	2/28/25	10.20

10.18#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2025 Employment Inducement Award Plan.	10-K	2/28/25	10.21

10.19#	Offer Letter, dated May 24, 2024, between Ashoo Gupta and the Registrant.	10-Q	11/10/25	10.1

10.20	Consulting Agreement, dated July 15, 2025, between Uneek Mehra and the Registrant.	10-Q	11/10/25	10.2

10.21#	Offer Letter, dated November 3, 2025, between Kristian Humer and the Registrant.				X

10.22#	Change in Control and Severance Agreement, dated November 18, 2025, by and between Kristian Humer and the Registrant.				X

10.23	Transition Agreement with Fred Kamal, dated December 31, 2025, between Fred Kamal and the Registrant.				X

10.24†	Collaboration and License Agreement between the Registrant and Otsuka Pharmaceutical Co., Ltd. dated as of October 31, 2025.				X

19.1†	Insider Trading Compliance Policy, dated as of November 4, 2024.	10-K	2/28/25	19.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on the signature page of this Form 10-K).				X

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97	Registrant’s Policy for Recovery of Erroneously Awarded Compensation.	10-K	2/29/24	97

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

# Indicates management contract or compensatory plan.

† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

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

4D Molecular Therapeutics, Inc.

Date: March 18, 2026	By:	/s/ David Kirn
David Kirn, M.D.
President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Kirn, M.D. and Kristian Humer, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Kirn	President, Chief Executive Officer and Director	March 18, 2026
David Kirn, M.D.	(Principal Executive Officer)

/s/ Kristian Humer	Chief Financial Officer	March 18, 2026
Kristian Humer	(Principal Financial Officer)

/s/ Ashoo Gupta	Vice President, Finance and Controller	March 18, 2026
Ashoo Gupta	(Principal Accounting Officer)

/s/ John F. Milligan	Executive Chairman	March 18, 2026
John F. Milligan, Ph.D.

/s/ Jacob Chacko	Director	March 18, 2026
Jacob Chacko, M.D., MBA

/s/ Susannah Gray	Director	March 18, 2026
Susannah Gray, MBA

/s/ Nancy Miller-Rich	Director	March 18, 2026
Nancy Miller-Rich

/s/ Glenn Sblendorio	Director	March 18, 2026
Glenn Sblendorio

/s/ Charles P. Theuer	Director	March 18, 2026
Charles P. Theuer, M.D., Ph.D.

/s/ Shawn Cline Tomasello	Director	March 18, 2026
Shawn Cline Tomasello, MBA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 4D Molecular Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 4D Molecular Therapeutics, Inc. (the "Company") as of December 31, 2025 and 2024, and the related statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Accrued Clinical Research Organization Costs

As described in Notes 2 and 5 to the financial statements, the Company recorded $10.3 million in accrued clinical and preclinical study costs as of December 31, 2025, a majority of which relates to accrued clinical research organization (CRO) costs. Accrued CRO costs include direct costs, as well as costs associated with patient visits and site activations. These costs are estimated by management based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced by CROs, are included in accrued and other current liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, management will adjust the accrual accordingly. Estimating the accrued clinical research organization costs as of each balance sheet date requires the process of reviewing contracts and purchase orders with service providers, identifying services that have been performed on the Company’s behalf and estimating the level of service performed, the expected remaining period of performance and the associated expenses incurred for the service when the Company has not yet been invoiced or notified of actual cost.

The principal considerations for our determination that performing procedures relating to accrued CRO costs is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s accrued CRO costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) testing management’s process for developing the estimated accrued CRO costs; (ii) testing the completeness and accuracy of the data used in developing the CRO accruals, including data related to patient visits and clinical site activations; and (iii) examining clinical vendor contracts to evaluate the completeness and accuracy of costs considered in the estimates.

/s/PricewaterhouseCoopers LLP

San Jose, California

March 18, 2026

We have served as the Company’s auditor since 2016.

4D Molecular Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$60,241	$149,336
Marketable securities	342,414	275,541
Prepaid expenses and other current assets	10,479	10,055
Total current assets	413,134	434,932
Marketable securities, long-term	111,379	80,583
Property and equipment, net	14,867	19,534
Operating lease right-of-use assets, net	18,143	21,074
Other assets	9,188	4,261
Total assets	$566,711	$560,384
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,159	$4,386
Accrued and other current liabilities	26,874	18,869
Deferred revenue	360	257
Operating lease liabilities, current portion	5,592	5,637
Total current liabilities	43,985	29,149
Deferred revenue, net of current portion	745	1,057
Derivative liability	358	410
Operating lease liabilities, long-term portion	15,821	18,969
Other liabilities	138	193
Total liabilities	61,047	49,778
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at December 31, 2025 and 2024; 57,607,874 and 45,793,942 shares issued and outstanding at December 31, 2025 and 2024, respectively	6	5
Additional paid-in-capital	1,221,235	1,086,567
Accumulated other comprehensive gain	727	229
Accumulated deficit	(716,304)	(576,195)
Total stockholders’ equity	505,664	510,606
Total liabilities and stockholders’ equity	$566,711	$560,384

The accompanying notes are an integral part of these financial statements

4D Molecular Therapeutics, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue:
Collaboration and license revenue	$85,209	$37
Operating expenses:
Research and development (includes $1,322 and $1,005 for the years ended December 31, 2025 and 2024, respectively, attributable to related parties)	195,696	141,299
General and administrative	49,060	46,579
Total operating expenses	244,756	187,878
Loss from operations	(159,547)	(187,841)
Other income (expense):
Interest income	19,475	27,050
Other expense, net	(37)	(77)
Total other income, net	19,438	26,973
Net loss	$(140,109)	$(160,868)
Net loss per share, basic and diluted	$(2.42)	$(2.98)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	57,930,180	53,943,741

The accompanying notes are an integral part of these financial statements

4D Molecular Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(140,109)	$(160,868)
Other comprehensive loss:
Net unrealized gain on marketable securities	498	213
Total comprehensive loss	$(139,611)	$(160,655)

The accompanying notes are an integral part of these financial statements.

4D Molecular Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2023	43,075,218	$4	$723,136	$16	$(415,327)	$307,829
Issuance of common stock upon exercise of stock options and vesting of RSUs	427,036	—	4,580	—	—	4,580
Issuance of common stock upon public offering, net of issuance costs - February / March 2024 Public Offering Sale	7,845,314	1	316,148	—	—	316,149
Issuance of common stock upon ATM offering, net of issuance costs	585,938	—	15,263	—	—	15,263
Issuance of common stock - 2020 ESPP	170,436	—	1,258	—	—	1,258
Issuance of pre-funded warrant for common stock conversions	(6,310,000)	—	—	—	—	—
Stock-based compensation expense	—	—	26,116	—	—	26,116
Vesting of common stock warrants issued for services	—	—	66	—	—	66
Net unrealized gain on marketable securities	—	—	—	213	—	213
Net loss	—	—	—	—	(160,868)	(160,868)
Balances at December 31, 2024	45,793,942	$5	$1,086,567	$229	$(576,195)	$510,606
Issuance of common stock upon exercise of stock options and vesting of RSUs	319,699	—	984	—	—	984
Issuance of common stock upon underwritten offering, net of issuance costs	8,385,809	1	93,339	—	—	93,340
Issuance of common stock upon ATM offering, net of issuance costs	1,175,000	—	9,576	—	—	9,576
Issuance of common stock - 2020 ESPP	467,762	—	1,253	—	—	1,253
Issuance of common stock - exercise of pre-funded warrants	178,280	—	—	—	—	—
Issuance of common stock - stock purchase agreement	776,398	—	7,500	—	—	7,500
Issuance of common stock - exercise of equity warrants	508,465	—	—	—	—	—
Issuance of common stock upon exercise of service warrants	2,519	—	—	—	—	—
Stock-based compensation expense	—	—	22,016	—	—	22,016
Net unrealized gain on marketable securities	—	—	—	498	—	498
Net loss	—	—	—	—	(140,109)	(140,109)
Balances at December 31, 2025	57,607,874	$6	$1,221,235	$727	$(716,304)	$505,664

The accompanying notes are an integral part of these financial statements.

4D Molecular Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(140,109)	$(160,868)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	22,016	26,116
Vesting of common stock warrants in return for services	—	66
Change in fair value of derivative liability	(52)	41
Depreciation and amortization	4,694	4,653
Amortization of right-of-use assets	2,931	2,052
Net accretion of discount on marketable securities	(4,734)	(7,182)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(424)	(1,699)
Other assets	(4,927)	(3,577)
Accounts payable	6,773	871
Accrued and other liabilities	8,152	6,524
Deferred revenue	(209)	69
Operating lease liabilities	(3,193)	(1,651)
Net cash used in operating activities	(109,082)	(134,585)
Cash flows from investing activities
Purchases of marketable securities	(442,821)	(467,652)
Maturities of marketable securities	350,384	169,001
Acquisition of property and equipment	(536)	(3,786)
Net cash used in investing activities	(92,973)	(302,437)
Cash flows from financing activities
Issuance of common stock upon exercise of stock options and vesting of RSUs	984	4,580
Issuance of common stock upon public offering, net of issuance costs	—	316,149
Issuance of common stock upon underwritten offering, net of issuance costs	93,540	—
Issuance of common stock under the ATM offering program, net of issuance costs	9,683	15,263
Issuance of common stock - 2020 ESPP	1,253	1,258
Issuance of common stock under stock purchase agreement	7,500	—
Net cash provided by financing activities	112,960	337,250
Net decrease in cash and cash equivalents	(89,095)	(99,772)
Cash and cash equivalents, beginning of period	149,336	249,108
Cash and cash equivalents, end of period	$60,241	$149,336
Supplemental disclosures of noncash investing and financing information
Unpaid stock issuance costs in accrued and other liabilities	$307	$—
Purchases of property and equipment in accounts payable and accrued and other liabilities	$—	$509
Right-of-use assets obtained in exchange for lease obligations	$—	$11,587

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

2025 Offering

In November 2025, the Company completed an underwritten offering (the “2025 Offering”) in which 8,385,809 shares of the Company’s common stock were sold at an offering price of $10.51 per share, as well as pre-funded warrants to purchase 1,128,949 shares of the Company’s common stock at an offering price of $10.5099 per underlying share pursuant to an effective Registration Statement on Form S-3. The net proceeds from the 2025 Offering were approximately $93.3 million, after deducting the underwriting discounts and commissions and other offering expenses.

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $716.3 million as of December 31, 2025. The Company had cash, cash equivalents and marketable securities of $514.0 million as of December 31, 2025. The Company believes that its cash and cash equivalents and marketable securities as of December 31, 2025 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these financial statements for the year ended December 31, 2025. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

Due to the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates, tariffs and inflation, natural disasters and health crises, such as pandemics, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2025. While there was not a material impact to the Company’s financial statements as of December 31, 2025, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the financial statements in future reporting periods.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Year Ended December 31,
	2025	2024
Customer A	*	100%
Customer B	100%	-
Total	100%	100%

* Less than 10%

The Company did not have accounts receivable from its partners in collaboration and license agreements as of December 31, 2025 and 2024.

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$209	$37
Japan	85,000	—
Total revenue	$85,209	$37

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

The Company periodically evaluates its marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. If the Company determines that the decline in an investment's fair value is other-than-temporary, the difference is recognized as an impairment loss under other income (expense) in the statements of operations.

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

Other Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, suppliers for key raw materials, contract development and manufacturing organizations (“CDMOs”) and contract research organizations (“CROs”), compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies, clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance and reporting.

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

Accounts Receivable—Allowance for Doubtful Accounts

The Company regularly reviews accounts receivable for collectability and establishes an allowance for probable credit losses and writes off uncollectible accounts as necessary. The Company has determined that no allowance was required at December 31, 2025 and 2024. The Company did not have any write-offs relating to uncollectible accounts receivable during the years ended December 31, 2025 and 2024.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows, which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is typically measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets in the years ended December 31, 2025 and 2024.

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

As the implicit rate in the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate to discount lease payments. The incremental borrowing rate represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

Revenue Recognition

The Company determines revenue recognition for arrangements within the scope of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) by performing the following five steps: (i) assessment whether a contract with a customer exists; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated standalone selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company’s revenue is primarily derived through its license, research, development and commercialization agreements. The terms of these types of agreements may include (i) licenses to the Company’s technology, (ii) research and development services, and (iii) supplies of clinical and commercial materials. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. Significant judgment is required to determine whether the individual promised goods or services are distinct. Items are considered distinct if the customer can benefit from them on their own, or together with other readily available resources, and if they are separately identifiable from other items in the contract.

Payments to the Company under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, cost-sharing and other forms of research funding, milestone and other contingent payments to the Company for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

The Company recognizes as revenue sales-based royalties and milestone payments at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

Other variable amounts, such as cost-sharing and development and regulatory milestones, are included in the transaction price to the extent it is probable a significant reversal of cumulative revenue recognized will not occur when the associated uncertainties are resolved. The Company uses the most likely or expected value amount methods as appropriate to estimate variable consideration.

At the end of each reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.

The Company allocates the total transaction price to each performance obligation based on the estimated standalone selling prices. Variable consideration is allocated to the specific performance obligations if it is triggered by the Company’s performance or the outcomes from such performance, and if such allocation meets the allocation objective of recognizing revenue in amounts of consideration to which the Company expects to be entitled in exchange for transferring its promised goods or services to the customer.

The Company recognizes revenue when, or as, the performance obligation is satisfied. Performance obligations recognized at a point in time, such as distinct licenses to the Company’s intellectual property, are recognized when control transfers, including commencement of the license term. Performance obligations recognized over time, such as research and development services, are recognized using an appropriate measure of progress, such as total cost incurred.

The Company records accounts receivable when the Company’s right to consideration is unconditional, i.e. if only passage of time is required before payment is due. Amounts collected or included in accounts receivable but not yet recognized in revenue are recorded as deferred revenues. Amounts recognized in revenue but not included in accounts receivable are recorded as contract assets.

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

Accrued Clinical Research Organization Cost

The Company has entered into various agreements with clinical research organizations (CROs). Accrued CRO costs include direct costs, as well as costs associated with patient visits and site activations. These costs are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced by CROs, are included in accrued and other current liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Estimating the accrued research organization costs as of each balance sheet date requires the process of reviewing contracts and purchase orders with service providers, identifying services that have been performed on the Company’s behalf and estimating the level of service performed, the expected remaining period of performance and the associated expenses incurred for the service when the Company has not yet been invoiced or notified of actual cost. Payments made to CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses, other current assets or long-term other assets until the services are rendered.

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

Embedded Derivative

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. An embedded derivative exists in the award agreement with the Cystic Fibrosis Foundation (“CFF”). As described in Note 14, Derivative Liability, the embedded derivative has been bifurcated and is classified as a liability on the balance sheet and separately accounted for at its fair value. The derivative liability is subject to remeasurement to fair value each reporting period. Changes in the fair value of the derivative liability are recognized as a component of other income (expense), net within the statements of operations.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures. The final guidance adds clarifications related to the presentation of rate reconciliation for public business entities and definitions of specific categories in rate reconciliation. These amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU No. 2023-09 for the 2025 calendar year prospectively. The adoption impacted disclosures only and did not impact the Company’s statements of operations or balance sheets.

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

3. Fair Value Measurements and Marketable Securities

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2025	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Assets
Cash	$10,696	$—	$—	$10,696	$10,696	$—	$—
Level 1:
Money market funds	39,570	—	—	39,570	39,570	—	—
Level 2:
Certificates of deposit	35,986	37	—	36,023	—	36,023	—
Commercial paper	63,875	48	—	63,923	5,479	58,444	—
U.S. Treasuries	76,920	153	—	77,073	—	63,589	13,484
Corporate bonds	286,260	492	(3)	286,749	4,496	184,358	97,895
Subtotal	463,041	730	(3)	463,768	9,975	342,414	111,379
Total	$513,307	$730	$(3)	$514,034	$60,241	$342,414	$111,379

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2024	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Assets
Cash	$6,715	$—	$—	$6,715	$6,715	$—	$—
Level 1:
Money market funds	142,621	—	—	142,621	142,621	—	—
Level 2:
Certificates of deposit	47,592	55	—	47,647	—	47,647	—
Commercial paper	60,144	59	(1)	60,202	—	58,057	2,145
U.S. Treasuries	32,224	8	(122)	32,110	—	6,751	25,359
Corporate bonds	215,935	361	(131)	216,165	—	163,086	53,079
Subtotal	355,895	483	(254)	356,124	—	275,541	80,583
Total	$505,231	$483	$(254)	$505,460	$149,336	$275,541	$80,583

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

There were no transfers between Level 1, 2 and 3 for assets or liabilities during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 derivative liability (in thousands):

Balance as of December 31, 2023	$369
Change in fair value included in other income (expense), net	41
Balance as of December 31, 2024	410
Change in fair value included in other income (expense), net	(52)
Balance as of December 31, 2025	$358

All marketable securities held as of December 31, 2025 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows (in thousands):

	As of December 31,
	2025	2024
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$15,449	$69,947
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	1,951	—
Aggregate fair value of marketable securities in unrealized gain position	446,368	286,177
Total marketable securities	$463,768	$356,124

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $1 thousand, as well as in aggregate, $3 thousand, as of December 31, 2025, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of December 31, 2025.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$14,538	$14,172
Leasehold improvements	18,467	17,763
Furniture and fixtures	1,086	1,104
Office equipment	324	256
Computer equipment and software	1,685	1,596
Transportation equipment	46	46
Construction in progress	—	1,182
Total property and equipment	36,146	36,119
Less: Accumulated depreciation and amortization	(21,279)	(16,585)
Property and equipment, net	$14,867	$19,534

All property and equipment are maintained in the United States. Depreciation expense was $5.2 million and $4.8 million for the years ended December 31, 2025 and 2024, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Payroll and related expenses	$13,806	$8,106
Accrued clinical and preclinical study costs	10,273	7,977
Consulting and professional	2,666	2,672
Other accrued expenses	129	114
Total accrued and other current liabilities	$26,874	$18,869

6. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Otsuka Pharmaceutical Co., Ltd.	$85,000	$—
Cystic Fibrosis Foundation	209	37
Total revenue	$85,209	$37

Deferred revenue is summarized as follows (in thousands):

	December 31,
	2025	2024
Cystic Fibrosis Foundation	$1,105	$1,314

The total amount of revenue in each of the years ended December 31, 2025 and 2024, which was included in deferred revenue at January 1, 2025 and 2024, was immaterial.

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

During each of the years ended December 31, 2025 and 2024, the Company recognized revenue of zero under the Amended uniQure Agreement and the Second uniQure Agreement, respectively. As of December 31, 2025 and 2024, there was no deferred revenue relating to uniQure, and the aggregate amount of the transaction price allocated to the remaining performance obligation was zero. There were no amounts due from uniQure under the uniQure Agreement, Amended uniQure Agreement or Second uniQure Agreement as of December 31, 2025 and 2024. The Amended uniQure Agreement and the Second uniQure Agreement were terminated by mutual agreement in November 2025. The Company did not incur any charges related to the termination of the uniQure Agreement.

Cystic Fibrosis Foundation (“CFF”)

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s cystic fibrosis research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under ASC Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of December 31, 2025 and 2024, the Company had achieved cumulative milestones totalling $1.8 million, under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the year ended December 31, 2025 was $0.2 million, while revenue recognized during the year December 31, 2024 was immaterial. As of December 31, 2025 and 2024, deferred revenue relating to the CFF Agreement was $1.1 million and $1.3 million, respectively. There were no accounts receivable from CFF under the CFF Agreement as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.1 million and $1.3 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next four years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 14, Derivative Liability, for further discussion of the embedded derivative.

Otsuka Pharmaceutical Co., Ltd

On October 31, 2025, the Company entered into a Collaboration and License Agreement ("Otsuka Agreement") with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”). Pursuant to the Otsuka Agreement, the Company granted Otsuka an exclusive royalty-bearing sublicensable license to its intellectual property to develop, manufacture and commercialize 4D-150, its lead product candidate for ophthalmological diseases, in Japan, Korea, China, Australia, and certain other Asia-Pacific markets ("Otsuka Territory"). The Company retains full development and commercialization rights for 4D-150 outside the Otsuka Territory, including the United States, Latin America, and Europe.

Otsuka will lead all regulatory and commercialization activities in the Otsuka Territory. The Company will lead all Phase 3 clinical activity globally, including within the Otsuka Territory. In aggregate, the Company is currently responsible for separate global phase 3 trials for wet age-related macular degeneration ("wet AMD") and diabetic macular edema (“DME”), local clinical trials in the Otsuka Territory as required by local regulatory authorities, and several other studies, including the related regulatory activities and long-term follow up studies. The Company and Otsuka will coordinate and review the development and other activities through a joint steering committee.

The Company also will manufacture and supply 4D-150 to Otsuka for clinical and commercial use at a supply price derived from the Company's manufacturing costs plus a margin.

The Company has received a nonrefundable upfront cash payment of $85.0 million and is eligible to receive quarterly clinical trial cost sharing and reimbursement amounts. In addition, the Company is eligible for up to $335.5 million in potential regulatory and commercial milestone payments and tiered double-digit royalties on net sales in the Otsuka Territory, and subject to royalty reductions under certain circumstances.

The Otsuka Agreement will remain in effect, unless earlier terminated, on a country-by-country basis, until the date that Otsuka is no longer developing or commercializing 4D-150 in such country within the Otsuka Territory. Otsuka may terminate the Otsuka Agreement for convenience, on a country-by-country basis, upon sufficient prior written notice as per the Otsuka Agreement, or due to safety reasons or the failure of certain of the Company’s related clinical trials to achieve their primary endpoints. The Company may terminate the Otsuka Agreement upon notice if Otsuka ceases all development activities and commercialization of 4D-150 in Japan for an agreed upon period as per the Otsuka Agreement and does not resume such activities or commercialization within a specified notice period. Upon termination, any license granted by the Company to Otsuka will terminate.

The Company concluded that Otsuka is a customer and that the arrangement represents a contract with a customer under the scope of ASC 606. The Company identified the following promised goods and services that represent performance obligations:

•
the exclusive license to its intellectual property to develop, manufacture and commercialize 4D-150 in the Otsuka Territory,
•
performance of separate global phase 3 trials for wet AMD and DME, local clinical trials in the Otsuka Territory as required by the local regulatory authorities, and several other studies, including the associated regulatory and joint steering committee activities. Separate performance obligations were identified for each individual trial or study.

The license was considered functional intellectual property as of the inception of the Otsuka Agreement and distinct from other promises under the contract, as Otsuka can benefit from the license on its own or together with other readily available resources. Each of the clinical trial and other study services were considered distinct as the customer can benefit from these services together with the license transferred at the inception of the Otsuka Agreement. The clinical trial and other study services will not modify or customize the initial intellectual property transferred at contract inception due to the late stage of development of the intellectual property.

The Company concluded manufacturing and supply of 4D-150 for clinical and commercial use does not represent a performance obligation, as these activities are at Otsuka’s option. Product supply is priced at standalone selling prices, and therefore does not provide Otsuka with material rights.

To the extent Otsuka requests the Company to supply 4D-150, such supply will be considered a separate contract with the customer.

The initial transaction price includes the upfront cash payment and variable consideration for clinical trials and other studies performance obligations, some of which have started and others that have not yet started as of December 31, 2025. The upfront cash payment is $85 million and was received during the year ended December 31, 2025. The variable consideration in the form of the estimated cost sharing and reimbursement of approximately $40.0 million represents the amount allocated to unsatisfied or partially unsatisfied performance obligations, that have already started as of December 31, 2025, and was allocated entirely to the clinical trials and other studies performance obligations using the variable consideration allocation exception.

The regulatory milestone amounts are not currently probable and have not been included in the transaction price as the amounts are fully constrained. The sales-based commercial milestones and royalties relate to the granted intellectual property license and will be recognized when the related sales occur.

At the end of each reporting period, the Company will re-evaluate the estimated variable consideration and if necessary, adjust the transaction price.

To determine the standalone selling prices of each performance obligation, the Company used significant estimates and assumptions that include but are not limited to, expected market opportunity and pricing, expected future costs of clinical trials and other studies, and timelines and likelihood of success of clinical and regulatory activities. For the standalone selling price of the license, the Company used a discounted cash flow analysis of projected cash flows and potential revenues from the commercial sales of 4D-150 in the Otsuka Territory. To determine the standalone selling prices of the Company’s obligations to conduct clinical trials and other studies, the expected cost plus margin approach was used.

Variable consideration to which the Company is entitled to is allocated directly to the associated performance obligations, as it is triggered by the Company’s performance or represents specific outcomes from such performance, and the resulting allocation meets the allocation objective.

The upfront amount of $85.0 million was allocated entirely to the license performance obligation and was recognized at a point in time upon the transfer of control during the year ended December 31, 2025.

Revenue attributable to the remaining performance obligations to conduct clinical trials and other studies will be recognized over time as the underlying services are performed, over the period through the completion of program development activities. Progress is measured using an input method based on cumulative cost incurred relative to the total estimated cost of the performance obligation. Estimated progress and the underlying costs will be reviewed and adjusted as necessary at every reporting date. Revenue from clinical trials and other studies performance obligations was immaterial during the quarter and the year ended December 31, 2025.

The transaction price amount allocated to unsatisfied or partially unsatisfied performance obligations, which have started as of December 31, 2025 was approximately $40.0 million, expected to be recognized during 2026 through 2032 as clinical trials and other studies continue. Certain performance obligations have not started as of December 31, 2025 and the related amounts are not included above.

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

Under the Astellas License Agreement, the Company’s performance obligation is to grant and make available to AGT the Licensed IP and Licensed Know-How (each as defined in the Astellas License Agreement) with respect to the 4D Vector. In connection with the grant of the license, in July 2023, the Company delivered to AGT the Transferred Material (as defined in the Astellas License Agreement). This agreement was terminated by AGT in July 2025 for convenience. The Company did not incur any charges related to the termination of the Astellas License Agreement. As of December 31, 2025, there was no deferred revenue and no accounts receivable relating to the Astellas License Agreement.

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

As of December 31, 2025, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

As of December 31, 2025, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to UC Regents, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

8. Commitments and Contingencies

Operating Lease Commitments

5980 Horton Street Building Lease

In May 2015, the Company executed a lease agreement (the “5980 Horton Lease”) for office and laboratory space in Emeryville, California. The 5980 Horton Lease, as amended, expires in August 2026. As of December 31, 2025, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.3 million and $0.4 million, respectively. As of December 31, 2024, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.8 million and $0.9 million, respectively.

5858 Horton Street Lease and Expansion

In October 2018, the Company executed a lease agreement (the “5858 Horton Lease”) for office and laboratory facilities in Emeryville, California. The 5858 Horton Lease, as amended in 2019, 2021 and 2022, consists of approximately 40,802 square feet of space and has a lease term through December 31, 2029. In July 2024, the Company extended the term of the 5858 Horton Lease for a period of twelve months to December 31, 2030. In accordance with ASC Topic 842, Leases, the Company accounted for the extension as a modification and remeasured the lease liability based on the new lease term and an updated, estimated incremental borrowing rate of 10.75%. The modification resulted in an increase to the lease liability of $0.8 million and a corresponding increase to the carrying value of the right-of-use asset. No gain or loss was recognized upon the modification. As of December 31, 2025, the right-of-use asset and lease liability related to the 5858 Horton Lease was $8.8 million and $11.2 million, respectively. As of December 31, 2024, the right-of-use asset and lease liability related to the 5858 Horton Lease were $9.9 million and $12.6 million, respectively.

In July 2024, the Company also entered into a lease agreement for additional office and laboratory space in Emeryville, California (the “5858 Horton Expansion Lease”). The 5858 Horton Expansion Lease consists of approximately 32,038 square feet of space and commenced on September 1, 2024 and has a lease term through December 31, 2030. As of December 31, 2025, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $7.8 million and $8.6 million, respectively. As of December 31, 2024, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $8.9 million and $9.6 million, respectively. The discount rate used to measure the lease liability was 11.02%.

Emeryville Warehouse Lease

In January 2024, the Company entered into a lease agreement for warehouse space in Emeryville, California (the “Warehouse Lease”). The Warehouse Lease commenced on August 1, 2024. The Warehouse Lease consists of approximately 7,800 square feet of warehouse space and has a lease term through December 31, 2029. As of December 31, 2025, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.2 million. As of December 31, 2024, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.5 million. The discount rate used to measure the lease liability related to the Warehouse Lease was 10.69%.

The following table summarizes the components of lease expense for the years ended December 31, 2025 and 2024, which are included in operating expenses in the Company’s statements of operations (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$5,375	$3,696
Variable lease cost	2,764	1,829
Total	$8,139	$5,525

Variable lease payments include amounts relating to common area maintenance and are recognized in the statements of operations as incurred.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $5.6 million and $3.3 million for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes supplemental information related to operating leases:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term (in years):	4.8	5.7
Weighted-average discount rate:	10.8%	10.7%

The following table summarizes the maturities of lease liabilities as of December 31, 2025 (in thousands):

2026	$5,601
2027	5,350
2028	5,510
2029	5,675
2030	5,455
Total future minimum lease payments	27,591
Less: Amount representing interest	(6,178)
Present value of future minimum lease payments	21,413
Less: Current portion of operating lease liabilities	(5,592)
Long-term portion of operating lease liabilities	$15,821

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may have been incurred, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at December 31, 2025.

9. Income Taxes

The Company did not record any income tax expense during the years ended December 31, 2025 and 2024. The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. All losses before income taxes arose in the United States.

The Company adopted ASU No. 2023-09 for the 2025 calendar year prospectively. The effective tax rate of the Company’s income tax expense (benefit) differs from the federal statutory rate pursuant to the disclosure requirements of ASU No. 2023-09 for the year ended December 31, 2025 as follows (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
US federal statutory income tax rate	$(29,423)	21.0%
Research tax credit	(3,309)	2.4%
Change in valuation allowance	29,664	(21.2)%
Nondeductible items:
Stock-based compensation	2,509	(1.8)%
Officer's compensation	363	(0.3)%
Permanent differences	196	(0.1)%
Provision for income taxes / Effective tax rate	$—	0.0%

The effective tax rate of the Company’s income tax expense (benefit) differs from the federal statutory rate for the year ended December 31, 2024 as follows:

Year Ended December 31, 2024
Federal statutory income tax rate	21.0%
State tax rate	(7.6)%
Research tax credit	(4.8)%
Permanent differences	(0.1)%
Stock-based compensation	(0.5)%
Officer's compensation	(1.4)%
Valuation allowance	(6.6)%
Provision for income taxes	0.0%

The tax effects of temporary differences that give rise to significant components of the deferred taxes are as follows (in thousands):

	December 31,
	2025	2024
Deferred Tax Assets
Net operating loss carryforwards	$74,366	$72,385
Deferred revenue	232	254
Research tax credits	11,372	7,235
Stock-based compensation expense	6,777	5,336
Intangible asset basis	618	689
Operating lease liabilities	4,502	5,168
Capitalized research expenditures	62,343	40,345
Other	3,490	2,321
Total deferred tax assets	$163,700	$133,733

Deferred Tax Liabilities
Operating lease right-of-use assets	$(3,814)	$(4,426)
Prepaid expenses	(1,331)	(1,223)
Total deferred tax liabilities	$(5,145)	$(5,649)
Less: valuation allowance	(158,555)	(128,084)
Total net deferred tax	$—	$—

The Company's valuation allowance increased by $30.5 million during the year ended December 31, 2025 and $10.6 million during the year ended December 31, 2024. The increase in the valuation allowance for each of the years ended December 31, 2025 and 2024 was primarily driven by net losses incurred, capitalized research expenditures, stock-based compensation expense and tax credits generated within the U.S.

The Company had federal net operating loss (“NOL”) carryforwards of $307.6 million and $298.3 million as of December 31, 2025 and 2024, respectively, of which $9.5 million will begin to expire in 2037 and $298.1 million can be carried forward indefinitely. The Company had state NOL carryforwards of $142.3 million and $142.2 million as of December 31, 2025 and 2024, respectively. The state NOL carryforwards will begin to expire in 2036.

As of December 31, 2025 and 2024, the Company had federal research and development credit carryforwards of $9.9 million and $3.3 million, respectively, and California research and development credit carryforwards of $14.6 million and $12.5 million, respectively. The federal credit carryforwards begin to expire in 2044, and the California credits can be carried forward indefinitely.

Utilization of the NOL carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code Sections 382 and 383, and similar state provisions. Annual limitations may result in the expiration of the NOL and tax credit carryforwards before they are utilized. The Company has experienced ownership changes in the past. As a result of the ownership changes, approximately $21.1 million of the federal research and development credits are permanently limited and will expire unused for federal income tax purposes, and such amounts are excluded from the federal research and development credit carryforwards as of 2024. Subsequent ownership changes may result in additional limitations.

A reconciliation of the beginning and ending unrecognized tax benefits amounts is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2023	$11,902
Additions for current year tax positions	2,914
Reductions for tax positions of prior years	(7,738)
Balance as of December 31, 2024	7,078
Additions for current year tax positions	4,357
Reductions for tax positions of prior years	—
Balance as of December 31, 2025	$11,435

The unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2025 and 2024, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits.

The Company files income tax returns in the U.S. federal and certain state tax jurisdictions. For jurisdictions in which tax filings have been filed, all tax years remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits. The Company did not make any material federal and state tax payments during the years ended December 31, 2025 and 2024. The Company has no ongoing income tax examinations by tax authorities at this time.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The OBBB Act modified certain business deductions, including an immediate deduction for domestic research and development expenditures, and restoration of 100% bonus depreciation. The OBBB Act did not result in a material impact to the Company’s income tax provision or effective tax rate.

10. Common Stock

As of December 31, 2025 and 2024, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2025 and 2024, no dividends on common stock had been declared by the board of directors.

The Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2025	2024
Issuance of common stock under the 2020 Equity Incentive Award Plan and 2025 Employment Inducement Award Plan	2,506,434	975,060
Issuance of common stock under the 2020 Employee Stock Purchase Plan	182,775	192,598
Exercise of stock options issued and outstanding and future vesting of restricted stock units	10,157,578	9,698,997
Exercise of common stock warrants	10,365,665	9,947,145
Total common stock reserved for future issuance	23,212,452	20,813,800

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

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of December 31, 2025, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

CFF purchased 776,398 shares of the Company's common stock for $7.5 million in October 2025. The Company will use the proceeds of this investment to support continued development of 4D-710. The Company also agreed with CFF to form a Joint Steering Committee, with senior clinical development and regulatory expertise to enhance strategic planning, guidance, and coordination of 4D-710’s development. This agreement between CFF and the Company in October 2025 also provides that CFF will invest an additional $3.6 million in exchange for shares of the Company’s common stock subject to achievement of specific clinical milestones and at the option of the Company. This agreement between the Company and CFF in October 2025 does not modify the prior agreements with CFF.

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

Sales Agreement with Leerink Partners LLC (“Leerink”) — In June 2024, the Company entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink as sales agent to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that the Company filed with the SEC in February 2024, and subsequently amended in February 2025, as an ATM offering under the Securities Act. For the year ended December 31, 2025, 1,175,000 shares of the Company's common stock were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $9.6 million, after deducting issuance costs. For the year ended December 31, 2024, no shares had been sold pursuant to the Leerink Sales Agreement.

11. Stock-based Compensation

2025 Employment Inducement Award Plan

On February 3, 2025, the Company’s board of directors adopted the 2025 Employment Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 500,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market. The Inducement Plan provides for the grant of stock options, restricted stock units, and other stock-based awards. As of December 31, 2025, there were 262,650 shares available for future grants under the Inducement Plan.

2020 Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company’s common stock may be issued upon the exercise of incentive stock options. As a result of the operation of the automatic annual increase provision of the 2020 Plan, an additional 2,153,533 shares of common stock became available for issuance on February 29, 2024 and an additional 2,289,625 shares of common stock became available for issuance on February 28, 2025, under the 2020 Plan. All stock options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of December 31, 2025, there were 2,243,784 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of stock options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of December 31, 2025, stock options to purchase 1,346,450 shares of common stock were outstanding under the 2015 Plan. All stock options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

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

Restricted Stock Units

The Company has granted restricted stock unit ("RSU") awards under the 2020 Plan and the Inducement Plan that vest over a period of four years. The following table summarizes the RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested balance at December 31, 2024	361,997	$16.87	1.76	$2,016
Awarded	742,354	5.34
Vested	(158,231)	12.45
Canceled/Forfeited	(201,350)	10.03
Unvested balance at December 31, 2025	744,770	$8.16	1.70	$5,586

Stock Options

The following table summarizes the stock options activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	9,337,000	$16.39	7.44	$342
Options granted	2,395,799	5.84
Options exercised	(163,103)	6.03
Options expired	(652,859)	16.77
Options forfeited	(1,504,029)	12.19
Outstanding at December 31, 2025	9,412,808	$14.53	6.12	$4,560
Shares exercisable, December 31, 2025	5,727,476	$16.90	4.91	$999
Shares vested and expected to vest, December 31, 2025	9,412,808	$14.53	6.12	$4,560

The following table is a summary of stock compensation expense for employees and nonemployees by function (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$11,831	$13,819
General and administrative	10,185	12,297
Total stock-based compensation expense	$22,016	$26,116

The total intrinsic value of stock options exercised was $0.7 million and $5.6 million for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company granted 2,384,549 and 1,821,891 stock options to employees with a weighted-average grant date fair value of $4.42 and $19.32 per share, respectively. During the years ended December 31, 2025 and 2024, the Company granted 11,250 and 12,000 stock options to nonemployees with a weighted-average grant date fair value of $2.04 and $18.55 per share, respectively. As of December 31, 2025, the unrecognized stock-based compensation expense of unvested stock options and RSUs was $34.2 million and is expected to be recognized over a weighted-average period of 1.7 years.

There were no share-based liabilities paid during the years ended December 31, 2025 and 2024.

Stock-based compensation expense recorded for employees was $20.3 million and $24.4 million for the years ended December 31, 2025 and 2024, respectively. Stock-based compensation expense recorded for nonemployee consultants was $1.7 million for each of the years ended December 31, 2025 and 2024.

The Company estimates the fair value of employee and nonemployee stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee stock options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company's stock options was estimated using the following assumptions for the years ended December 31, 2025 and 2024:

Year Ended December 31,
	2025	2024
Expected term	5.9 - 6.1 years	5.9 - 6.1 years
Expected volatility	84.9% - 91.1%	85.8% - 88.1%
Risk-free interest rate	3.7% - 4.6%	3.9% - 4.4%
Expected dividend yield	—%	—%

Expected Term. The expected term for employee stock options is calculated using the simplified method as the Company does not have sufficient historical information to provide a basis for this estimate. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected term for nonemployee stock options is the contractual term of the options.

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

12. Common Stock Warrants

In May 2018, the Company issued a warrant for 23,669 shares of the Company’s common stock to a service provider with an exercise price of $3.19 per share. The fair value of the warrant was determined at the issuance date using the Black-Scholes option pricing model. The warrant was fully vested upon issuance and was exercised in May 2025 through a cashless exchange under the terms of the original agreement.

In December 2020, the Company issued a warrant for 30,000 shares of the Company’s common stock to a service provider with an exercise price of $18.00 per share. This warrant vests over a period of four years and expires in 2027. The fair value of the warrant was determined at the issuance date using the Black-Scholes option pricing model.

The Company recognized no expense related to the above warrant shares during the year ended December 31, 2025. The Company recorded less than $0.1 million expense for the above warrants within operating expenses in the statements of operations during the year ended December 31, 2024.

In February 2024, the Company completed an underwritten public follow-on offering which included the sale of pre-funded warrants (the “Pre-funded Warrants”) to purchase 3,583,476 shares of the Company’s common stock at an offering price of $29.4999. The exercise price of each Pre-funded Warrant is $0.0001 per share, and each Pre-funded Warrant is exercisable from the date of issuance. The Pre-funded Warrants are classified as a component of stockholders’ equity within additional paid-in-capital. The Company valued the Pre-funded Warrants at issuance and recorded net proceeds of $99.4 million, after deducting underwriters fees, during the year ended December 31, 2024 related to the sale of the Pre-funded Warrants. In February 2025, two holders of the Pre-funded Warrants gave notice of exercise to purchase an aggregate of 508,476 shares of the Company’s common stock in a cashless exchange under the terms of the Pre-funded Warrants.

In November and December 2024, the Company entered into exchange agreements (the “Exchange Agreements”) with each of Biotechnology Value Fund, L.P. and certain of its affiliates (collectively, “BVF”) and RA Capital Healthcare Fund, L.P. (“RA Capital”), respectively. Pursuant to Exchange Agreements, BVF and RA Capital exchanged 5,775,000 and 535,000 shares, respectively, of the Company’s common stock for pre-funded warrants to acquire the same respective number of shares of the Company’s common stock. The pre-funded warrants have an exercise price of $0.0001 per underlying share of common stock, are exercisable at any time until they are fully exercised and will not expire until they are fully exercised. The Pre-funded Warrants are classified as a component of stockholders’ equity within additional paid-in-capital. The number of shares of the Company’s common stock issuable upon exercise of each pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting shares of the Company’s common stock, as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The fair value of the common stock exchanged approximated the fair value of the pre-funded warrants issued as of the transaction dates and no net proceeds were recorded in connection with the transactions. On December 22, 2025, BVF gave notice of exercise to purchase an aggregate of 178,280 shares of the Company’s common stock in a cashless exchange under the terms of the pre-funded warrants.

In November 2025, the Company completed the 2025 Offering which included the sale of pre-funded warrants to purchase 1,128,949 shares of the Company's common stock at an offering price of $10.5099 per underlying share. The exercise price of each pre-funded warrant is $0.0001 per share, and each pre-funded warrant is exercisable from the date of issuance. The pre-funded warrants are classified as a component of stockholders’ equity within additional paid-in-capital. The Company valued the pre-funded warrants at issuance and recorded net proceeds of $11.2 million, after deducting underwriters fees, during the year ended December 31, 2025.

13. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator
Net loss	$(140,109)	$(160,868)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	57,930,180	53,943,741
Net loss per share, basic and diluted	$(2.42)	$(2.98)

In February 2024, the Company issued and sold pre-funded warrants to purchase 3,583,476 shares of common stock at a nominal exercise price of $0.0001. In November and December 2024, the Company entered into Exchange Agreements with BVF and RA Capital to exchange 5,775,000 and 535,000 shares, respectively, of the Company’s common stock for pre-funded warrants to acquire the same respective number of shares of the Company’s common stock. The pre-funded warrants have an exercise price of $0.0001 per underlying share of common stock. In November 2025, the Company issued and sold pre-funded warrants to purchase 1,128,949 shares of the Company’s common stock. The pre-funded warrants have an exercise price of $0.0001 per underlying share of common stock (see Note 12, Common Stock Warrants). The shares of common stock into which the Pre-funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Pre-funded Warrants are immediately exercisable upon their issuance date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2025	2024
Options issued and outstanding	9,412,808	9,337,000
Restricted stock units subject to future vesting	744,770	361,997
2020 ESPP	364,443	774,897
Common stock warrants	30,000	53,669
Total	10,552,021	10,527,563

14. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at December 31, 2025 and 2024), the probability of a change of control event (range of 5.0% to 50.0% at December 31, 2025 and 2024), the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at December 31, 2025 and 2024) and the discount rate (15% at December 31, 2025 and 2024). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.4 million as of each of December 31, 2025 and 2024.

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

During the years ended December 31, 2025 and 2024, the Company paid Reignite $1.1 million and $0.8 million, respectively, for research and development expenses. As of December 31, 2025, the Company owes $0.2 million to Reignite for unpaid research and development expense. No option exercise fees were incurred during year ended December 31, 2025.

In 2024, an immediate family member of the Company's President and Chief Operating Officer was employed in the Company's Information Technology department. During the year ended December 31, 2025, the Company paid an immaterial amount of compensation and granted equity awards consisting of RSUs and stock options with an immaterial aggregate grant date fair value.

16. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $2.2 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

17. Segment Information

The Company operates in a single operating and reportable segment, which includes all activities related to discovery, development and commercialization of durable and disease-targeted therapeutics. The determination of a single business segment is consistent with the financial information regularly provided to the Company's chief operating decision maker (the "CODM") who manages the business activities on a consolidated basis. The Company's CODM is its Chief Executive Officer who assesses performance for the business and decides how to allocate resources based on net loss that also is reported on the statements of operations. In making this assessment, the CODM reviews and evaluates net loss to monitor budget versus actual results and to analyze cash flows for purposes of allocating resources and assessing financial performance.

In addition to the significant expense categories included within net loss presented in the Company's statements of operations, the following table provides disaggregated amounts that comprise research and development expenses (in thousands):

	Year Ended December 31,
	2025	2024
Research and development trials and consumables expenses	$100,220	$64,757
Payroll and personnel expenses	67,345	57,383
Facilities and other research and development expenses	28,131	19,159
Total research and development expenses	$195,696	$141,299

The measure of segment assets is reported on the balance sheets as total assets. As of December 31, 2025 and 2024, all of the Company’s long-lived assets were located in the United States. The Company's revenues by geographic region, based on the location of the customer, is disclosed in Note 2, Summary of Significant Accounting Policies.

18. Restructuring and Other Charges

On July 2, 2025, the Company announced a workforce reduction of approximately 25% of current and planned roles in July 2025, primarily in the areas supporting early-stage research and development and support functions to implement a strategic pipeline prioritization to focus on the development of 4D-150 and 4D-710. The Company recorded $3.2 million for severance benefits and related termination costs included in research and development expenses in the Company's statements of operations for the year ended December 31, 2025. There are no future payments in connection with the workforce reduction.

19. Subsequent Events

On January 22, 2026, the Company entered into exchange agreements with RA Capital and BVF and its affiliates, pursuant to which RA Capital exchanged 4,850,000 shares of the Company’s common stock for a pre-funded warrant to acquire 4,850,000 shares of the Company’s common stock, and BVF exchanged 1,750,000 shares of the Company’s common stock for a pre-funded warrant to acquire 1,750,000 shares of the Company’s common stock. The pre-funded warrants have an exercise price of $0.0001 per underlying share of common stock, are exercisable at any time until they are fully exercised, and will not expire until they are fully exercised. The number of shares of the Company’s common stock issuable upon exercise of the pre-funded warrants is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s shares of common stock, as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The fair value of the common stock exchanged approximated the fair value of the pre-funded warrants issued as of the transaction dates and no net proceeds were recorded in connection with the transactions.