Form 10-Q
period 2026-03-31
4D Molecular Therapeutics, Inc.
filed 2026-05-07
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, there were 52,276,254 shares of 4D Molecular Therapeutics, Inc.’s common stock outstanding. This number does not include 16,935,665 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of May 6, 2026 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements concern our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
the potential effects of public health emergencies on our preclinical and clinical programs and our business;
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

Risk Factor Summary

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. The following is a summary of the principal risks that could seriously harm our business, all of which are more fully described in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. This summary should be read in conjunction with the other risk factors included in this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$72,488	$60,241
Marketable securities	318,404	342,414
Prepaid expenses and other current assets	14,472	10,479
Total current assets	405,364	413,134
Marketable securities, long-term	66,739	111,379
Property and equipment, net	13,587	14,867
Operating lease right-of-use assets, net	17,357	18,143
Other assets	9,858	9,188
Total assets	$512,905	$566,711
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,692	$11,159
Accrued and other current liabilities	22,866	26,874
Deferred revenue	360	360
Operating lease liabilities, current portion	5,486	5,592
Total current liabilities	43,404	43,985
Deferred revenue, net of current portion	2,125	745
Derivative liability	370	358
Operating lease liabilities, long-term portion	15,049	15,821
Other liabilities	121	138
Total liabilities	61,069	61,047
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at March 31, 2026 and December 31, 2025; 52,271,648 and 57,607,874 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	6
Additional paid-in-capital	1,237,075	1,221,235
Accumulated other comprehensive gain (loss)	(180)	727
Accumulated deficit	(785,064)	(716,304)
Total stockholders’ equity	451,836	505,664
Total liabilities and stockholders’ equity	$512,905	$566,711

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Collaboration and license revenue	$3,047	$14
Operating expenses:
Research and development	64,980	40,699
General and administrative	11,687	12,936
Total operating expenses	76,667	53,635
Loss from operations	(73,620)	(53,621)
Other income (expense):
Interest income	4,864	5,582
Other income (expense), net	(4)	67
Total other income, net	4,860	5,649
Net loss	$(68,760)	$(47,972)
Net loss per share, basic and diluted	$(1.01)	$(0.86)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	68,064,586	55,744,047

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(68,760)	$(47,972)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(907)	103
Total comprehensive loss	$(69,667)	$(47,869)

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2025	57,607,874	$6	$1,221,235	$727	$(716,304)	$505,664
Issuance of common stock upon exercise of stock options and vesting of RSUs	251,629	—	1,674	—	—	1,674
Issuance of common stock upon ATM offering, net of issuance costs	1,012,145	—	9,712	—	—	9,712
Exchange of common stock for pre-funded warrants	(6,600,000)	(1)	1	—	—	—
Stock-based compensation expense	—	—	4,453		—	4,453
Net unrealized loss on marketable securities	—	—	—	(907)	—	(907)
Net loss	—	—	—	—	(68,760)	(68,760)
Balances at March 31, 2026	52,271,648	$5	$1,237,075	$(180)	$(785,064)	$451,836

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2024	45,793,942	$5	$1,086,567	$229	$(576,195)	$510,606
Issuance of common stock upon exercise of stock options and vesting of RSUs	22,235	—	—	—	—	—
Issuance of common stock upon exercise of equity warrants	508,465	—	—	—	—	—
Stock-based compensation expense	—	—	6,986		—	6,986
Net unrealized gain on marketable securities	—	—	—	103	—	103
Net loss	—	—	—	—	(47,972)	(47,972)
Balances at March 31, 2025	46,324,642	$5	$1,093,553	$332	$(624,167)	$469,723

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(68,760)	$(47,972)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,453	6,986
Change in fair value of derivative liability	12	(88)
Depreciation and amortization	1,269	1,051
Amortization of right-of-use assets	786	703
Net accretion of discount on marketable securities	(1,134)	(1,267)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,993)	(1,074)
Other assets	(670)	(2,782)
Accounts payable	3,533	(235)
Accrued and other liabilities	(4,123)	(2,312)
Deferred revenue	1,380	(14)
Operating lease liabilities	(878)	(754)
Net cash used in operating activities	(68,125)	(47,758)
Cash flows from investing activities
Purchases of marketable securities	(33,519)	(134,077)
Maturities of marketable securities	102,396	166,656
Disposal (acquisition) of property and equipment	11	(631)
Net cash provided by investing activities	68,888	31,948
Cash flows from financing activities
Issuance of common stock upon exercise of stock options	1,674	—
Issuance of common stock under the ATM offering program, net of issuance costs	9,810	—
Net cash provided by financing activities	11,484	—
Net increase (decrease) in cash and cash equivalents	12,247	(15,810)
Cash and cash equivalents, beginning of period	60,241	149,336
Cash and cash equivalents, end of period	$72,488	$133,526
Supplemental disclosures of noncash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other liabilities	$—	$140
Unpaid costs from ATM offering program in accrued and other current liabilities	$98	$—

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $785.1 million as of March 31, 2026. The Company believes that its cash, cash equivalents and marketable securities as of March 31, 2026 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these condensed financial statements. The Company has historically financed its operations primarily through the sale of equity securities, and to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

The accompanying financial information for the three months ended March 31, 2026 and 2025 is unaudited. The condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of

March 31, 2026, and its results of operations and cash flows for the three months ended March 31, 2026 and 2025. The condensed balance sheet at December 31, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Due to the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates, tariffs and inflation, natural disasters and health crises, such as pandemics, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2026. While there was not a material impact to the Company’s condensed financial statements as of March 31, 2026, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the condensed financial statements in future reporting periods.

Segment Information

The Company manages its business as one segment which includes all activities related to the discovery, development, and commercialization of medicines for specific diseases. See Note 18, Segment Information, for financial information related to the Company's one segment.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended
	March 31,
	2026	2025
Customer A	97%	0%
Customer B	*	100%
Total	97%	100%

______________

* Less than 10%

As of March 31, 2026, the Company had $4.4 million due from Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) related to the estimated cost sharing and reimbursement. The Company did not have accounts receivable from its other partner in collaboration and license agreements as of March 31, 2026 and December 31, 2025.

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Japan	$2,957	$—
United States	90	14
Total revenue	$3,047	$14

Other Risks and Uncertainties

The Company is subject to risks and uncertainties common to late clinical-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, suppliers for key raw materials, contract development and manufacturing organizations (“CDMOs”) and contract research organizations (“CROs”), compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies, clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance and reporting.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220) - Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 (fiscal 2027) and interim periods within fiscal years beginning after December 15, 2027 (fiscal 2028). The ASU must be applied prospectively and may be applied retrospectively if elected. The Company is currently evaluating the effect of adopting this new accounting guidance.

3. Fair Value Measurements and Marketable Securities

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2026	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Assets
Cash	$14,854	$—	$—	$14,854	$14,854	$—	$—
Level 1:
Money market funds	57,634	—	—	57,634	57,634	—	—
Level 2:
Certificates of deposit	29,058	13	(7)	29,064	—	29,064	—
Commercial paper	42,719	9	(40)	42,688	—	42,688	—
U.S. Treasuries	72,792	38	(62)	72,768	—	50,400	22,368
Corporate bonds	240,754	112	(243)	240,623	—	196,252	44,371
Subtotal	385,323	172	(352)	385,143	—	318,404	66,739
Total	$457,811	$172	$(352)	$457,631	$72,488	$318,404	$66,739

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2025	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Assets
Cash	$10,696	$—	$—	$10,696	$10,696	$—	$—
Level 1:
Money market funds	39,570	—	—	39,570	39,570	—	—
Level 2:
Certificates of deposit	35,986	37	—	36,023	—	36,023	—
Commercial paper	63,875	48	—	63,923	5,479	58,444	—
U.S. Treasuries	76,920	153	—	77,073	—	63,589	13,484
Corporate bonds	286,260	492	(3)	286,749	4,496	184,358	97,895
Subtotal	463,041	730	(3)	463,768	9,975	342,414	111,379
Total	$513,307	$730	$(3)	$514,034	$60,241	$342,414	$111,379

There are no Level 3 assets and no Level 1 or 2 liabilities.

Level 3 Inputs

The fair value of the derivative liability is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a present value analysis with multiple scenarios. In determining the fair value of the derivative liability, the inputs impacting fair value include the change of control payment to Cystic Fibrosis Foundation, the probability of a change of control event, the product status at time of a change of control event and the discount rate. See Note 15, Derivative Liability, for further discussion on the embedded derivative.

There were no transfers between Level 1, 2 and 3 for assets or liabilities during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company's Level 3 financial instrument (in thousands):

Derivative Liability
Balance as of December 31, 2025	$358
Change in fair value	12
Balance as of March 31, 2026	$370

The change in fair value above is included in other income (expense), net, in the Company's condensed statements of operations.

All marketable securities held as of March 31, 2026 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$218,350	$15,449
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	—	1,951
Aggregate fair value of marketable securities in unrealized gain position	166,793	446,368
Total marketable securities	$385,143	$463,768

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $22 thousand, as well as in aggregate, $351 thousand, as of March 31, 2026, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of March 31, 2026.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Machinery and equipment	$14,528	$14,538
Leasehold improvements	18,467	18,467
Furniture and fixtures	1,086	1,086
Office equipment	324	324
Computer equipment and software	1,685	1,685
Transportation equipment	46	46
Total property and equipment	36,136	36,146
Less: Accumulated depreciation and amortization	(22,549)	(21,279)
Property and equipment, net	$13,587	$14,867

All property and equipment are maintained in the United States. Depreciation expense was $1.3 million for each of the three months ended March 31, 2026 and 2025.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Payroll and related expenses	$6,244	$13,806
Accrued clinical and preclinical study costs	11,505	10,273
Consulting and outside services	4,917	2,666
Other accrued expenses	200	129
Total accrued and other current liabilities	$22,866	$26,874

6. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Otsuka Pharmaceutical Co., Ltd.	$2,957	$—
Cystic Fibrosis Foundation	90	14
Total revenue	$3,047	$14

Deferred revenue is summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Otsuka Pharmaceutical Co., Ltd.	$1,470	$—
Cystic Fibrosis Foundation	1,015	1,105
Total deferred revenue	$2,485	$1,105

An immaterial amount of revenues have been recorded during the three months ended March 31, 2026 and 2025 which was included in deferred revenue at January 1, 2026 and 2025, respectively, for Cystic Fibrosis Foundation.

Cystic Fibrosis Foundation (“CFF”)

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s cystic fibrosis research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under ASC Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of March 31, 2026 and December 31, 2025, the Company had achieved cumulative milestones totaling $1.8 million under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the three months ended March 31, 2026 and 2025 was $0.1 million and immaterial, respectively. As of March 31, 2026 and December 31, 2025, deferred revenue relating to the CFF Agreement was $1.0 million and $1.1 million, respectively. There were no accounts receivable from CFF under the CFF Agreement as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligation was $1.0 million and $1.1 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next four years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 15, Derivative Liability, for further discussion of the embedded derivative.

Otsuka Pharmaceutical Co., Ltd

On October 31, 2025, the Company entered into a Collaboration and License Agreement (the "Otsuka Agreement") with Otsuka. Pursuant to the Otsuka Agreement, the Company granted Otsuka an exclusive royalty-bearing sublicensable license to its intellectual property to develop, manufacture and commercialize 4D-150, its lead product candidate for ophthalmological diseases, in Japan, Korea, China, Australia, and certain other Asia-Pacific markets ("Otsuka Territory"). The Company retains full development and commercialization rights for 4D-150 outside the Otsuka Territory, including the United States, Latin America, and Europe.

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

The initial transaction price includes the upfront cash payment and variable consideration for clinical trials and other studies performance obligations, some of which have started and others that have not yet started as of March 31, 2026. The upfront cash payment is $85 million and was received during the year ended December 31, 2025. The variable consideration in the form of the estimated cost sharing and reimbursement of approximately $37.0 million represents the amount allocated to unsatisfied or partially unsatisfied performance obligations, that have already started as of March 31, 2026, and was allocated entirely to the clinical trials and other studies performance obligations using the variable consideration allocation exception.

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

Revenue attributable to the remaining performance obligations to conduct clinical trials and other studies will be recognized over time as the underlying services are performed, over the period through the completion of program development activities. Progress is measured using an input method based on cumulative cost incurred relative to the total estimated cost of the performance obligation. Estimated progress and the underlying costs will be reviewed and adjusted as necessary at every reporting date. Revenue from clinical trials and other studies performance obligations was approximately $3.0 million during the three months ended March 31, 2026.

The transaction price amount allocated to unsatisfied or partially unsatisfied performance obligations as of March 31, 2026 was approximately $37.0 million, expected to be recognized during 2026 through 2032 as clinical trials and other studies continue. Certain performance obligations have not started as of March 31, 2026 and the related amounts are not included above.

The amount due from Otsuka was $4.4 million as of March 31, 2026, for the estimated cost sharing and reimbursement and is included in prepaid and other current assets on the Company's condensed balance sheets.

7. License Arrangements

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

As of March 31, 2026, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

As of March 31, 2026, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to UC Regents, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

8. Commitments and Contingencies

Operating Lease Commitments

5980 Horton Street Building Lease

In May 2015, the Company executed a lease agreement (the “5980 Horton Lease”) for office and laboratory space in Emeryville, California. The 5980 Horton Lease, as amended, expires in August 2026. As of March 31, 2026, the right-of-use asset and lease liability related to the 5980 Horton Lease were each $0.2 million. As of December 31, 2025, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.3 million and $0.4 million, respectively.

5858 Horton Street Lease and Expansion

In October 2018, the Company executed a lease agreement (the “5858 Horton Lease”) for office and laboratory facilities in Emeryville, California. The 5858 Horton Lease, as amended in 2019, 2021 and 2022, consists of approximately 40,802 square feet of space and has a lease term through December 31, 2029. In July 2024, the Company extended the term of the 5858 Horton Lease for a period of twelve months to December 31, 2030. In accordance with ASC Topic 842, Leases, the Company accounted for the extension as a modification and remeasured the lease liability based on the new lease term and an updated, estimated incremental borrowing rate of 10.75%. The modification resulted in an increase to the lease liability of $0.8 million and a corresponding increase to the carrying value of the right-of-use asset. No gain or loss was recognized upon the modification. As of March 31, 2026, the right-of-use asset and lease liability related to the 5858 Horton Lease were $8.5 million and $10.8 million, respectively. As of December 31, 2025, the right-of-use asset and lease liability related to the 5858 Horton Lease were $8.8 million and $11.2 million, respectively.

In July 2024, the Company also entered into a lease agreement for additional office and laboratory space in Emeryville, California (the “5858 Horton Expansion Lease”). The 5858 Horton Expansion Lease consists of approximately 32,038 square feet of space and commenced on September 1, 2024 and has a lease term through December 31, 2030. As of March 31, 2026, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $7.5 million and $8.3 million, respectively. As of December 31, 2025, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $7.8 million and $8.6 million, respectively. The discount rate used to measure the lease liability was 11.02%.

Emeryville Warehouse Lease

In January 2024, the Company entered into a lease agreement for warehouse space in Emeryville, California (the “Warehouse Lease”). The Warehouse Lease commenced on August 1, 2024. The Warehouse Lease consists of approximately 7,800 square feet of warehouse space and has a lease term through December 31, 2029. As of March 31, 2026, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.2 million. As of December 31, 2025, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.2 million. The discount rate used to measure the lease liability related to the Warehouse Lease was 10.69%.

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$1,344	$1,344
Variable lease cost	676	763
Total	$2,020	$2,107

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the condensed statements of cash flows was $1.4 million for each of the three months ended March 31, 2026 and 2025.

The following table summarizes supplemental information related to operating leases:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years):	4.6	4.8
Weighted-average discount rate:	10.8%	10.8%

The following table summarizes the maturities of lease liabilities as of March 31, 2026 (in thousands):

2026 (remaining nine months)	$4,165
2027	5,350
2028	5,510
2029	5,675
2030	5,455
Total future minimum lease payments	26,155
Less: Amount representing interest	(5,620)
Present value of future minimum lease payments	20,535
Less: Current portion of operating lease liabilities	(5,486)
Long-term portion of operating lease liabilities	$15,049

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

Contractual Obligations and Commitments

The Company enters into various agreements in the ordinary course of business, such as those with suppliers, CROs, CDMOs and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $7.0 million and $4.0 million as of March 31, 2026 and December 31, 2025, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of the Company's engagements.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is both probable that a liability may be imputed, and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at March 31, 2026.

9. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

10. Common Stock

As of March 31, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

The Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	March 31, 2026	December 31, 2025
Issuance of common stock under the 2020 Equity Incentive Award Plan and 2025 Employment Inducement Award Plan	3,096,721	2,506,434
Issuance of common stock under the 2020 Employee Stock Purchase Plan	758,854	182,775
Exercise of stock options issued and outstanding and future vesting of restricted stock units	13,131,944	10,157,578
Exercise of pre-funded warrants	16,935,665	10,335,665
Exercise of common stock warrants	30,000	30,000
Total common stock reserved for future issuance	33,953,184	23,212,452

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

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of March 31, 2026, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

CFF purchased 776,398 shares of the Company's common stock for $7.5 million in October 2025. The Company will use the proceeds of this investment to support continued development of 4D-710. The Company also agreed with CFF to form a Joint Steering Committee, with senior clinical development and regulatory expertise to enhance strategic planning, guidance, and coordination of 4D-710’s development. This agreement between CFF and the Company entered into in October 2025 also provides that CFF will invest an additional $3.6 million in exchange for shares of the Company’s common stock subject to achievement of specific clinical milestones and at the option of the Company. This agreement between the Company and CFF entered into in October 2025 does not modify the prior agreements with CFF.

Sales Agreement with Leerink Partners LLC (“Leerink”) — In June 2024, the Company entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink as sales agent to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that the Company filed with the SEC in February 2024, and subsequently amended in February 2025, as an “at-the-market” offering under the Securities Act. For the year ended December 31, 2025, 1,175,000 shares of the Company's common stock were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $9.6 million, after deducting issuance costs. For the three months ended March 31, 2026, 1,012,145 shares were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $9.7 million, after deducting issuance costs.

11. Stock-based Compensation

2025 Employment Inducement Award Plan

On February 3, 2025, the Company’s board of directors adopted the 2025 Employment Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 500,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market. The Inducement Plan provides for the grant of stock options, restricted stock units, and other stock-based awards. In January 2026, the Company's board of directors adopted an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of common stock under the Inducement Plan. As of March 31, 2026, there were 1,116,950 shares available for future grants under the Inducement Plan.

2020 Equity Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company’s common stock may be issued upon the exercise of incentive stock options. As a result of the operation of the automatic annual increase provision of the 2020 Plan, an additional 2,289,625 shares of common stock became available for issuance on February 28, 2025 and an additional 2,880,394 shares of common stock became available for issuance on March 18, 2026 under the 2020 Plan. All stock options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of March 31, 2026, there were 1,979,771 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of stock options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of March 31, 2026, stock options to purchase 1,116,890 shares of common stock were outstanding under the 2015 Plan. All stock options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

No additional grants will be made under the 2015 Plan, and all outstanding grants under the 2015 Plan that are repurchased, forfeited, expire or are cancelled are returned to the 2015 Plan and are not available for grant under the 2020 Plan.

Employee Stock Purchase Plan

In December 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the 2020 ESPP, 252,337 shares of the Company’s common stock were initially reserved for employee purchases of the Company’s common stock under terms and provisions established by the

Company’s board of directors and approved by the Company’s stockholders. The number of shares reserved for future issuance under the 2020 ESPP will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors, provided, however, no more than 15,000,000 shares the Company’s common stock may be issued under the 2020 ESPP. As a result of the operation of this annual increase provision of the 2020 ESPP, an additional 150,000 shares of common stock became available on February 28, 2025 and an additional 576,079 shares of common stock became available for issuance on March 18, 2026 under the 2020 ESPP.

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

Restricted Stock Units

The Company has granted restricted stock unit (RSU) awards under the 2020 Equity Incentive Award Plan that vest over a period of four years. The following table summarizes the RSU activity:

Number of Shares
Unvested balance at December 31, 2025	744,770
Awarded	929,376
Vested	(51,779)
Canceled/Forfeited	(27,712)
Unvested balance at March 31, 2026	1,594,655

Stock Options

The following table summarizes the stock options activity:

Number of Shares Underlying Outstanding Options
Balances at December 31, 2025	9,412,808
Options granted	2,660,195
Options exercised	(198,902)
Options expired	(320,681)
Options forfeited	(16,131)
Balances at March 31, 2026	11,537,289
Options exercisable at March 31, 2026	5,587,795
Options vested and expected to vest at March 31, 2026	11,537,289

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee stock options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions:

Three Months Ended March 31,
	2026	2025
Expected term	5.9 - 6.1 years	6.0 - 6.1 years
Expected volatility	88.3% - 89.0%	84.9% - 86.0%
Risk-free interest rate	3.8% - 4.1%	4.1% - 4.6%
Expected dividend yield	—%	—%

Expected Term. The expected term for employee stock options is calculated using the simplified method as the Company does not have sufficient historical information to provide a basis for this estimate. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected term for nonemployee stock options is the contractual term of the stock options.

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,932	$3,981
General and administrative	2,521	3,005
Total stock-based compensation expense	$4,453	$6,986

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

The Company recognized no expense related to the above warrant shares during the three months ended March 31, 2026 and 2025.

13. Pre-funded Warrants

In February 2024, the Company completed an underwritten public follow-on offering which included the sale of pre-funded warrants to purchase 3,583,476 shares of the Company’s common stock at an offering price of $29.4999 (the "February 2024 Warrants). The Company valued the February 2024 Warrants at issuance and recorded net proceeds of $99.4 million, after deducting underwriters fees, during the year ended December 31, 2024 related to the sale of the February 2024 Warrants. In February 2025, two holders of the February 2024 Warrants gave notice of exercise to purchase an aggregate of 508,476 shares of the Company’s common stock in a cashless exchange under the terms of the February 2024 Warrants.

In November and December 2024, the Company entered into exchange agreements (the “2024 Exchange Agreements”) with each of Biotechnology Value Fund, L.P. and certain of its affiliates (collectively, “BVF”) and RA Capital Healthcare Fund, L.P. (“RA Capital”), respectively. Pursuant to the 2024 Exchange Agreements, BVF and RA Capital exchanged 5,775,000 and 535,000 shares, respectively, of the Company’s common stock for pre-funded warrants to acquire the same respective number of shares of the Company’s common stock (the "2024 Exchange Warrants"). The fair value of the common stock exchanged approximated the fair value of the pre-funded warrants issued as of the transaction dates and no net proceeds were recorded in connection with the transactions. On December 22, 2025, BVF gave notice of exercise to purchase an aggregate of 178,280 shares of the Company’s common stock in a cashless exchange under the terms of the 2024 Exchange Warrants.

In November 2025, the Company completed the 2025 Offering which included the sale of pre-funded warrants to purchase 1,128,949 shares of the Company's common stock at an offering price of $10.5099 per underlying share (the "November 2025 Warrants"). The Company valued the November 2025 Warrants at issuance and recorded net proceeds of $11.2 million, after deducting underwriters fees, during the year ended December 31, 2025.

On January 22, 2026, the Company entered into exchange agreements with RA Capital and BVF, pursuant to which RA Capital and BVF exchanged 4,850,000 and 1,750,000 shares, respectively, of the Company’s common stock for pre-funded warrants to acquire the same number of shares of the Company’s common stock (the "2026 Exchange Warrants" and, together with the February 2024 Warrants, the 2024 Exchange Warrants, the November 2025 Warrants, the "Pre-funded Warrants"). The fair value of the common stock exchanged approximated the fair value of the pre-funded warrants issued as of the transaction dates and no net proceeds were recorded in connection with the transactions.

The Pre-funded Warrants each have an exercise price of $0.0001 per underlying share of common stock, are exercisable at any time until they are fully exercised and will not expire until they are fully exercised. The Pre-funded Warrants are classified as a component of stockholders’ equity within additional paid-in-capital. The number of shares of the Company’s common stock issuable upon exercise of each Pre-funded Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting shares of the Company’s common stock, as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders.

14. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss	$(68,760)	$(47,972)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	68,064,586	55,744,047
Net loss per share, basic and diluted	$(1.01)	$(0.86)

The Company has issued and sold Pre-funded Warrants to purchase shares of common stock at a nominal exercise price of $0.0001 (see Note 13, Pre-funded Warrants). The Pre-funded Warrants have an exercise price of $0.0001 per underlying share of common stock of the Company. The shares of common stock into which the Pre-funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Pre-funded Warrants are immediately exercisable upon their issuance date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2026	2025
Stock options issued and outstanding	11,537,289	10,659,866
Restricted stock units subject to future vesting	1,594,655	748,380
2020 ESPP	316,073	758,467
Common stock warrants	30,000	53,669
Total	13,478,017	12,220,382

15. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at March 31, 2026 and December 31, 2025), the probability of a change of control event (range of 5.0% to 50.0% at March 31, 2026 and December 31, 2025), the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at March 31, 2026 and December 31, 2025) and the discount rate (15% at March 31, 2026 and December 31, 2025). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.4 million as of each of March 31, 2026 and December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, the Company paid Reignite $0.4 million and $0.1 million, respectively, for research and development expenses. As of March 31, 2026, the Company owes $0.1 million to Reignite for unpaid research and development expense. No option exercise fees were incurred during the three months ended March 31, 2026.

17. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.6 million for each of the three months ended March 31, 2026 and 2025, respectively.

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

In addition to the significant expense categories included within net loss presented in the Company's condensed statements of operations, the following table provides disaggregated amounts that comprise research and development expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Direct research and development expenses for 4D-150	$42,682	$12,742
Unallocated personnel costs (including stock-based compensation)	14,530	17,228
All other costs	7,768	10,729
Total research and development expenses	$64,980	$40,699

Effective in the first quarter of 2026, the Company updated the presentation of segment operating expenses provided to the CODM. This change in the presentation reflects how segment information is currently reviewed by the CODM. Prior period segment information has been recast to conform to the current period presentation.

The measure of segment assets is reported on the balance sheets as total assets. As of and for the three months ended March 31, 2026 and 2025, all of the Company’s long-lived assets were located in the United States. The Company's revenues by geographic region, based on the location of the customer, is disclosed in Note 2, Summary of Significant Accounting Policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (this “report”). This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this report.

Overview

We are a leading late-stage biotechnology company advancing durable and disease-targeted therapeutics with potential to transform treatment paradigms and provide unprecedented benefits to patients. Our primary focus is advancing 4D-150 for wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”) through late-stage studies and potential commercialization and advancing our other pipeline programs, 4D-175 for geographic atrophy, 4D-710 for CF lung disease, and 4D-725 for A1AT lung disease primarily through strategic funding alternatives. We believe we are well positioned to discover, develop, manufacture and if approved, commercialize targeted genetic medicines with the potential to transform the lives of patients suffering from debilitating diseases.

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

In March 2025, we initiated 4FRONT-1, our first Phase 3 trial of 4D-150 in wet AMD. Subsequently in February 2026, we announced enrollment completion within an approximately 11-month period, ahead of initial projections, with the clinical trial overenrolled and expected to exceed 500 patients randomized, reflecting strong interest from investigators and patients. We anticipate topline data in the first half of 2027.

Additionally, 4FRONT-2, our second Phase 3 trial of 4D-150 in wet AMD, was initiated in June 2025. 4FRONT-2 is a global clinical trial and is enrolling both treatment-naïve and recently diagnosed, treatment-experienced patients. We expect to complete enrollment for 4FRONT-2 in the second half of 2026 with topline data anticipated in the second half of 2027.

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

In October 2025, we entered into a Collaboration and License Agreement (the “Otsuka Collaboration and License Agreement”) with Otsuka Pharmaceutical Co., Ltd., ("Otsuka") pursuant to which we granted Otsuka exclusive rights to develop and commercialize 4D-150 for retinal vascular diseases, including wet AMD and DME, in Japan, China, Australia, and other Asia-Pacific markets (the "Otsuka Territory"). Otsuka has agreed to lead all regulatory and commercialization activities in the Otsuka Territory. We have agreed to continue to lead all Phase 3 clinical activity globally, including within the Otsuka Territory. Otsuka made an upfront cash payment of $85.0 million and agreed to provide certain cost sharing for global development activities. In addition, we are eligible for up to $335.5 million in potential regulatory and commercial milestone payments and tiered double-digit royalties depending on net sales in the Otsuka Territory. We retain full development and commercialization rights for 4D-150 outside the Otsuka Territory, including the United States, Latin America, and Europe.

Our other retina pipeline program is 4D-175, which utilizes the intravitreal R100 AAV vector and a codon-optimized transgene encoding a highly functional shortened form of human complement factor H (sCFH) for treatment of geographic atrophy. The sCFH payload is designed to restore normal complement regulation, which has the potential to slow progression of disease. We currently maintain an active IND and continue to evaluate strategic funding alternatives to advance the program into the clinic.

Our most advanced pulmonary pipeline program is 4D-710, which we believe is the first known genetic medicine to demonstrate successful delivery and durable expression of the cystic fibrosis transmembrane conductance regulator (“CFTR”) transgene in the lungs of people with cystic fibrosis ("CF") and is currently in Phase 2 development. We believe these results will translate into durable clinical improvements in people with CF, including improved lung function and quality of life. In October 2025, we announced a funding agreement with the Cystic Fibrosis Foundation ("CFF") to provide up to $11.0 million in additional funding, including $7.5 million in an initial tranche, which was completed in October 2025. The proceeds of this funding agreement enabled the start of the Phase 2 stage of the AEROW clinical trial, redosing, and Phase 3 readiness activities.

We have funded our operations primarily through the sale and issuance of equity securities and to a lesser extent from cash received pursuant to our collaboration and license agreements.

We have incurred significant operating losses. Our net losses were $68.8 million and $48.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $785.1 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and clinical trial cost sharing and expense reimbursement amounts. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future.

In October 2025, we entered into the Otsuka Collaboration and License Agreement where we granted Otsuka exclusive rights to develop and commercialize 4D-150 for retinal vascular diseases, including wet AMD and DME, in the Otsuka Territory. Otsuka made an upfront cash payment of $85 million which we recognized as revenue during the fourth quarter of 2025, and agreed to provide certain cost sharing for global development activities.

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

We do not allocate our internal costs, such as salary and other personnel-related expenses, laboratory supplies and allocated overhead by product candidate. In particular, with respect to internal costs, several of our departments support multiple product candidate research and development programs and, therefore, the costs cannot be allocated to a particular product candidate or development program.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue
Collaboration and license revenue	$3,047	$14	$3,033	*
Operating Expenses:
Research and development	64,980	40,699	24,281	60%
General and administrative	11,687	12,936	(1,249)	(10)%
Total operating expenses	76,667	53,635	23,032	43%
Loss from operations	(73,620)	(53,621)	(19,999)	37%
Other Income, Net	4,860	5,649	(789)	(14)%
Net loss	$(68,760)	$(47,972)	$(20,788)	43%

* not meaningful

Revenue

Revenue increased by $3.0 million from the three months ended March 31, 2025 to the three months ended March 31, 2026. The increase in revenue was primarily due to the clinical trial cost sharing and reimbursement amounts from Otsuka.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Direct research and development expenses for 4D-150	$42,682	$12,742	$29,940	235%
Unallocated personnel costs (including stock-based compensation)	14,530	17,228	(2,698)	(16)%
All other costs	7,768	10,729	(2,961)	(28)%
Total research and development expenses	$64,980	$40,699	$24,281	60%

Research and development expenses increased by $24.3 million, or 60%, from the three months ended March 31, 2025 to the three months ended March 31, 2026. The increase was primarily due to a $29.9 million increase in clinical trial activity for wet AMD.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million, or 10%, from the three months ended March 31, 2025 to the three months ended March 31, 2026. The decrease was primarily due to decreased headcount of general and administrative personnel.

Other Income, Net

Other income, net, decreased by $0.8 million, or 14%, from the three months ended March 31, 2025 to the three months ended March 31, 2026. The decrease was primarily due to lower market yields on our cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $457.6 million. We have funded our operations primarily through the sale and issuance of our equity securities, including Follow-on Offerings and our “at-the-market” offering program, and to a lesser extent from cash received pursuant to our collaboration and license agreements. Our recent sources of liquidity include the following transactions:

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

At-the-Market Offering Program

In June 2024, we entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”) as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that we filed with the SEC in February 2024 as an “at-the-market” offering under the Securities Act. For the year ended December 31, 2025, 1,175,000 shares of the Company's common stock were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $9.6 million, after deducting issuance costs. For the three months ended March 31, 2026, 1,012,145 shares were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $9.7 million, after deducting issuance costs.

Collaboration and License Agreements

In October 2025, we entered into a Collaboration and License Agreement with Otsuka where we granted Otsuka exclusive rights to develop and commercialize 4D-150 for retinal vascular diseases, including wet AMD and DME, in the Otsuka Territory. Otsuka made an upfront cash payment of $85 million which we recognized as revenue during the fourth quarter of 2025, and agreed to provide certain cost sharing for global development activities.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $785.1 million as of March 31, 2026. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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

We believe that our existing cash, cash equivalents and marketable securities will allow us to fund our planned operations for at least one year from the date of the issuance of the condensed financial statements included in this report.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(68,125)	$(47,758)
Net cash provided by investing activities	68,888	31,948
Net cash provided by financing activities	11,484	—
Net increase (decrease) in cash and cash equivalents	$12,247	$(15,810)

Net Cash Used in Operating Activities

Net cash used in operating activities was $68.1 million for the three months ended March 31, 2026. This was primarily due to the net loss of $68.8 million, adjusted for noncash charges of $5.4 million and net changes in operating assets and liabilities of $4.7 million. Noncash charges included $4.5 million of stock-based compensation expense, $1.3 million of depreciation and amortization and $0.8 million for the amortization of operating lease right-of-use assets, offset by $1.1 million net accretion of discount on marketable securities. Net changes in operating assets and liabilities included decreases of $4.1 million in accrued and other liabilities and $0.9 million in operating lease liabilities and increases of $4.0 million in prepaid expenses and other current assets and $0.7 million in other assets, offset by increases of $3.5 million in accounts payable and $1.4 million in deferred revenue.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $68.9 million for the three months ended March 31, 2026. This was due to $102.4 million in maturities of marketable securities, offset by purchases of marketable securities of $33.5 million.

Net cash provided by investing activities was $31.9 million for the three months ended March 31, 2025. This was due to $166.7 million in maturities of marketable securities, offset by purchases of marketable securities of $134.1 million and purchases of property and equipment of $0.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11.5 million for the three months ended March 31, 2026 which was due to proceeds from the issuance of common stock pursuant to the Leerink Sales Agreement of $9.8 million and proceeds from the issuance of common stock from the exercise of stock options and warrants of $1.7 million.

There was no net cash provided by financing activities for the three months ended March 31, 2025.

Contractual Obligations, Commitments and Contingencies

We enter into various agreements in the ordinary course of business, such as those with suppliers,

CROs, CDMOs and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $7.0 million and $4.0 million as of March 31, 2026 and December 31, 2025, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of our engagements.

As of March 31, 2026, our principal commitments consisted of obligations under our operating lease for our headquarters. Please see Note 8, Commitments and Contingencies, to our condensed financial statements included elsewhere in this report.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our condensed financial statements, as well as the reported revenue and expenses during the reported periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2026, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $457.6 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The legal proceedings information set forth in Note 8, Commitments and Contingencies, of the notes to our condensed financial statements in Part I, Item 1 of this report is incorporated by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our condensed financial statements and the related notes and the section of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the following risks actually occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors and elsewhere will include harm to our business, reputation, financial condition, results of operations, future prospects and stock price. If our business is seriously harmed, the market price of our common stock could decline, and you could lose part or all of your investment.

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

We have incurred recurring net losses, including net losses of $68.8 million and $48.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $785.1 million.

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

As of March 31, 2026, we had $457.6 million in cash and cash equivalents and marketable securities.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will allow us to fund our planned operations for at least one year from the date of the issuance of the condensed financial statements included in this report.

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

The ability of the FDA and foreign regulatory authorities to review and/or approve new products can be affected by a variety of factors, including government budget, personnel, and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have resulted in substantial personnel changes, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA's ability to conduct routine activities.

If a prolonged government shutdown occurs, or if funding shortages, staffing limitations, or policy changes prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or such other regulatory authorities to timely review and process our regulatory submissions, which could seriously harm our business.

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

Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and the product candidate is approved within the designated rare pediatric disease by September 30, 2029. After September 30, 2029, FDA may not award vouchers under the program, regardless of any designation.

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

Furthermore, in 2024, the National Security Division of the U.S. Department of Justice (“DOJ”) issued a new rule—referred to as the “Data Security Program” (“DSP”)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

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

Further, shares issued upon the exercise of stock options outstanding under our equity incentive plans, or pursuant to future awards granted under those plans, will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

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

Additionally, as of March 31, 2026, there are Pre-funded Warrants outstanding to purchase 16,935,665 shares of common stock, which are exercisable at a nominal exercise price. If holders of these Pre-funded Warrants exercise these securities, existing shareholders will suffer dilution to their voting power and the Company may experience dilution in its earnings per share, as well as a negative impact on its share price.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 61% of our outstanding common stock as of March 31, 2026. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires an annual management assessment of the effectiveness of our internal control over financial reporting. While Section 404 also requires, among other things, that we assess the effectiveness of our internal control structure and procedures for financial reporting on an annual basis, for as long as we are a non-accelerated filer or a smaller reporting company, the registered public accounting firm that issues an audit report on our financial statements will not be required to attest to or report on the effectiveness of our internal control over financial reporting pursuant to Section 404. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended March 31, 2026, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:

On January 9, 2026, David Kirn, M.D., our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the potential sale from time to time of up to 450,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 30, 2026.

None of our other directors or officers (as defined in Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	10/02/25	3.1

4.1	Description of Securities of the Registrant.	10-K	3/18/2026	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Form of Pre-Funded Warrant issued in conjunction with February 2024 offering.	8-K	2/9/24	4.1

4.4	Form of Pre-Funded Warrant issued in conjunction with November 2024 exchange.	10-Q	11/13/24	4.4

4.5	Form of Pre-Funded Warrant issued in conjunction with December 2024 exchange.	8-K	12/11/24	4.1

4.6	Form of Pre-Funded Warrant issued in conjunction with November 2025 Offering.	8-K	11/7/25	4.1

4.7	Form of Pre-Funded Warrant issued in conjunction with January 2026 Exchange.	8-K	1/26/26	4.1

10.1#	Amended and Restated Non-Employee Director Compensation Program.				X

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026 has been formatted in Inline XBRL.				X

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

# Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

4D Molecular Therapeutics, Inc.

Date: May 7, 2026	By:	/s/ David Kirn
David Kirn, M.D.
President, Chief Executive Officer and Director Principal Executive Officer

Date: May 7, 2026	By:	/s/ Kristian Humer
Kristian Humer
Chief Financial Officer Principal Financial and Accounting Officer