Form 10-Q
period 2026-06-30
4D Molecular Therapeutics, Inc.
filed 2026-08-13
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 55,244,211 shares of 4D Molecular Therapeutics, Inc.’s common stock outstanding. This number does not include 16,935,665 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of August 10, 2026 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements concern our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the success, cost and timing of our development activities, preclinical studies and clinical trials, including our preclinical and clinical trials for 4D-150, 4D-175, 4D-710 and 4D-725;
•
the number, size and design of our planned clinical trials, and what regulatory authorities may require to obtain marketing approval;
•
the timing of Investigational New Drug Application (“IND”) enabling studies and results from such studies;
•
the timing and success of lead optimization for our product candidates;
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
•
our ability to comply with restrictive covenants under our loan and security agreement (the "Loan and Security Agreement"), with Hercules Capital, Inc.;
•
Our ability to satisfy interest and principal payments under the Loan and Security Agreement;
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
•
the expected potential benefits of strategic collaboration agreements, including our relationships with Otsuka Pharmaceutical Co., Ltd. and the Cystic Fibrosis Foundation, and our ability to attract collaborators with development, regulatory and commercialization expertise;

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
•
our financial performance.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

Risk Factor Summary

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. The following is a summary of the principal risks that could seriously harm our business, all of which are more fully described in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. This summary should be read in conjunction with the discussion of risk factors in Part II, Item 1A of this Quarterly Report on Form 10-Q, and should not be relied upon as an exhaustive summary of the material risks facing our business.

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
•
The regulatory approval processes of the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA") and comparable foreign regulatory authorities are lengthy, expensive, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$70,372	$60,241
Marketable securities	290,962	342,414
Collaboration receivable	4,611	—
Prepaid expenses and other current assets	17,012	10,479
Total current assets	382,957	413,134
Marketable securities, long-term	69,295	111,379
Property and equipment, net	12,379	14,867
Operating lease right-of-use assets, net	16,548	18,143
Other non-current assets	11,436	9,188
Total assets	$492,615	$566,711
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,522	$11,159
Accrued and other current liabilities	25,431	26,874
Deferred revenue	360	360
Deferred grant reimbursements	3,986	—
Operating lease liabilities, current portion	5,374	5,592
Total current liabilities	47,673	43,985
Deferred revenue, net of current portion	2,955	745
Derivative liability	384	358
Operating lease liabilities, long-term portion	14,256	15,821
Long-term debt, net	19,587	—
Other liabilities	101	138
Total liabilities	84,956	61,047
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at June 30, 2026 and December 31, 2025; 55,214,097 and 57,607,874 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6	6
Additional paid-in-capital	1,266,099	1,221,235
Accumulated other comprehensive gain (loss)	(446)	727
Accumulated deficit	(858,000)	(716,304)
Total stockholders’ equity	407,659	505,664
Total liabilities and stockholders’ equity	$492,615	$566,711

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Collaboration and license revenue	$3,781	$15	$6,828	$29
Operating expenses:
Research and development	68,282	47,951	133,262	88,650
General and administrative	12,524	11,520	24,212	24,456
Total operating expenses	80,806	59,471	157,474	113,106
Loss from operations	(77,025)	(59,456)	(150,646)	(113,077)
Other income (expense):
Interest income	4,255	4,859	9,119	10,441
Other income (expense), net	(166)	(61)	(169)	6
Total other income, net	4,089	4,798	8,950	10,447
Net loss	$(72,936)	$(54,658)	$(141,696)	$(102,630)
Net loss per share, basic and diluted	$(1.04)	$(0.98)	$(2.05)	$(1.84)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	70,272,018	55,927,091	69,175,213	55,836,075

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(72,936)	$(54,658)	$(141,696)	$(102,630)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(266)	5	(1,173)	108
Total comprehensive loss	$(73,202)	$(54,653)	$(142,869)	$(102,522)

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2025	57,607,874	$6	$1,221,235	$727	$(716,304)	$505,664
Issuance of common stock upon exercise of stock options and vesting of RSUs	251,629	—	1,674	—	—	1,674
Issuance of common stock upon ATM offering, net of issuance costs	1,012,145	—	9,712	—	—	9,712
Exchange of common stock for pre-funded warrants	(6,600,000)	(1)	1	—	—	—
Stock-based compensation expense	—	—	4,453	—	—	4,453
Net unrealized loss on marketable securities	—	—	—	(907)	—	(907)
Net loss	—	—	—	—	(68,760)	(68,760)
Balances at March 31, 2026	52,271,648	$5	$1,237,075	$(180)	$(785,064)	$451,836
Issuance of common stock upon exercise of stock options and vesting of RSUs	67,640	—	111	—	—	111
Issuance of common stock - 2020 ESPP	368,482	—	1,125	—	—	1,125
Issuance of common stock upon ATM offering, net of issuance costs	2,506,327	1	21,904	—	—	21,905
Stock-based compensation expense	—	—	5,884	—	—	5,884
Net unrealized loss on marketable securities	—	—	—	(266)	—	(266)
Net loss	—	—	—	—	(72,936)	(72,936)
Balances at June 30, 2026	55,214,097	$6	$1,266,099	$(446)	$(858,000)	$407,659

Continued on next page.

The accompanying notes are an integral part of these unaudited condensed financial statements.

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2024	45,793,942	$5	$1,086,567	$229	$(576,195)	$510,606
Issuance of common stock upon exercise of stock options and vesting of RSUs	22,235	—	—	—	—	—
Issuance of common stock upon exercise of equity warrants	508,465	—	—	—	—	—
Stock-based compensation expense	—	—	6,986	—	—	6,986
Net unrealized gain on marketable securities	—	—	—	103	—	103
Net loss	—	—	—	—	(47,972)	(47,972)
Balances at March 31, 2025	46,324,642	$5	$1,093,553	$332	$(624,167)	$469,723
Issuance of common stock upon exercise of stock options and vesting of RSUs	49,791	—	2	—	—	2
Issuance of common stock - 2020 ESPP	323,290	—	860	—	—	860
Issuance of common stock upon exercise of service warrants	2,519	—	—	—	—	—
Stock-based compensation expense	—	—	4,958	—	—	4,958
Net unrealized gain on marketable securities	—	—	—	5	—	5
Net loss	—	—	—	—	(54,658)	(54,658)
Balances at June 30, 2025	46,700,242	$5	$1,099,373	$337	$(678,825)	$420,890

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(141,696)	$(102,630)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,337	11,944
Change in fair value of derivative liability	26	(76)
Depreciation and amortization	2,549	2,217
Loss on disposal of property and equipment	43	—
Amortization of right-of-use assets	1,595	1,425
Net accretion of discount on marketable securities	(2,124)	(2,433)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(10,525)	(7)
Other non-current assets	(652)	(5,129)
Accounts payable	(525)	4,314
Accrued and other liabilities	2,421	798
Deferred revenue	2,210	(29)
Operating lease liabilities	(1,783)	(1,529)
Net cash used in operating activities	(138,124)	(91,135)
Cash flows from investing activities
Purchases of marketable securities	(95,555)	(249,480)
Maturities of marketable securities	190,042	268,273
Acquisition of property and equipment	(55)	(697)
Net cash provided by investing activities	94,432	18,096
Cash flows from financing activities
Issuance of common stock upon exercise of stock options	1,785	2
Issuance of common stock under the ATM offering program, net of issuance costs	31,654	—
Issuance of common stock - 2020 ESPP	1,125	860
Proceeds from long-term debt, net of discount and issuance costs	19,259	—
Net cash provided by financing activities	53,823	862
Net increase (decrease) in cash and cash equivalents	10,131	(72,177)
Cash and cash equivalents, beginning of period	60,241	149,336
Cash and cash equivalents, end of period	$70,372	$77,159
Supplemental disclosures of noncash investing and financing information
Purchases of property and equipment in accrued and other current liabilities	$49	$—
Unpaid debt offering costs in accounts payable	$1,888	$—
Unpaid costs from ATM offering program in accrued and other current liabilities	$37	$—

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $858.0 million as of June 30, 2026. The Company believes that its cash, cash equivalents and marketable securities as of June 30, 2026 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these condensed financial statements. The Company has funded its operations primarily through the sale and issuance of equity securities, including primary follow-on offerings and use of the Company's "at-the-market" offering program, from borrowings under the Company’s $200.0 million loan facility (the “Loan and Security Agreement”) with Hercules Capital, Inc. (“Hercules”) (see Note 9, Long-Term Debt) and, to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

The accompanying financial information for the three and six months ended June 30, 2026 and 2025 is unaudited. The condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2026, and its results of operations and cash flows for the three and six months ended June 30, 2026 and 2025. The condensed balance sheet at December 31, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

Use of Estimates and Judgments

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses; and disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates include the determination of useful lives for property and equipment, the contract term, transaction price and costs of collaboration agreements, stock options, the derivative instrument, long-term debt and income tax uncertainties. Actual results could differ from those estimates.

Due to the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates, tariffs and inflation, natural disasters and health crises, such as pandemics, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2026. While there was not a material impact to the Company’s condensed financial statements as of June 30, 2026, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the condensed financial statements in future reporting periods.

Long-Term Debt

Long-term debt is recognized at cost and presented net of the original issue discount or premium and debt issuance costs on the condensed balance sheets. Amortization of debt discount and debt issuance costs is recognized as interest expense over the period of the debt, using the effective interest rate method. See Note 9, Long-Term Debt, for further discussion on the long-term debt.

Segment Information

The Company manages its business as one segment which includes all activities related to the discovery, development, and commercialization of medicines for specific diseases. See Note 20, Segment Information, for financial information related to the Company's one segment.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Customer A	98%	0%	97%	0%
Customer B	*	100%	*	100%
Total	98%	100%	97%	100%

______________

* Less than 10%

As of June 30, 2026, the Company had $4.6 million due from Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) related to the estimated cost sharing and reimbursement. The Company did not have accounts receivable from its other partner in collaboration and license agreements as of June 30, 2026 and December 31, 2025.

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Japan	$3,691	$—	$6,648	$—
United States	90	15	180	29
Total revenue	$3,781	$15	$6,828	$29

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

Recently Issued Accounting Pronouncements Adopted

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation and disclosure of government grants received by business entities. The guidance applies to grants related to assets and grants related to income and requires recognition when it is probable that the Company will comply with the conditions attached to the grant and the grant will be received. The guidance also permits either modified prospective, modified retrospective or retrospective transition and is effective for annual and interim periods beginning after December 15, 2028, with early adoption permitted. The Company early adopted ASU 2025-10 as of the beginning of the current fiscal year using the modified prospective approach. The adoption did not have an impact on the Company’s condensed financial statements or related disclosures.

3. Fair Value Measurements and Marketable Securities

The following tables represent the Company’s fair value hierarchy for financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2026	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Assets
Cash	$29,718	$—	$—	$29,718	$29,718	$—	$—
Level 1:
Money market funds	34,659	—	—	34,659	34,659	—	—
Level 2:
Certificates of deposit	20,892	4	(9)	20,887	—	20,887	—
Commercial paper	54,813	5	(52)	54,766	5,995	48,771	—
U.S. Treasuries	92,469	10	(216)	92,263	—	67,884	24,379
Corporate bonds	198,524	51	(239)	198,336	—	153,420	44,916
Subtotal	366,698	70	(516)	366,252	5,995	290,962	69,295
Total	$431,075	$70	$(516)	$430,629	$70,372	$290,962	$69,295

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2025	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Assets
Cash	$10,696	$—	$—	$10,696	$10,696	$—	$—
Level 1:
Money market funds	39,570	—	—	39,570	39,570	—	—
Level 2:
Certificates of deposit	35,986	37	—	36,023	—	36,023	—
Commercial paper	63,875	48	—	63,923	5,479	58,444	—
U.S. Treasuries	76,920	153	—	77,073	—	63,589	13,484
Corporate bonds	286,260	492	(3)	286,749	4,496	184,358	97,895
Subtotal	463,041	730	(3)	463,768	9,975	342,414	111,379
Total	$513,307	$730	$(3)	$514,034	$60,241	$342,414	$111,379

There are no Level 3 assets and no Level 1 or 2 liabilities.

Level 3 Inputs

The fair value of the derivative liability is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a present value analysis with multiple scenarios. In determining the fair value of the derivative liability, the inputs impacting fair value include the change of control payment to the Cystic Fibrosis Foundation, the probability of a change of control event, the product status at time of a change of control event and the discount rate. See Note 6, Research and Collaboration Arrangements, and Note 16, Derivative Liability, for further discussion on the embedded derivative.

There were no transfers between Level 1, 2 and 3 for assets or liabilities during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company's Level 3 financial instrument (in thousands):

Derivative Liability
Balance as of December 31, 2025	$358
Change in fair value	26
Balance as of June 30, 2026	$384

The change in fair value above is included in other income (expense), net, in the Company's condensed statements of operations.

All marketable securities held as of June 30, 2026 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$260,917	$15,449
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	—	1,951
Aggregate fair value of marketable securities in unrealized gain position	105,335	446,368
Total marketable securities	$366,252	$463,768

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level, $41 thousand, as well as in aggregate, $516 thousand, as of June 30, 2026, as immaterial. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of June 30, 2026.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Machinery and equipment	$14,154	$14,538
Leasehold improvements	18,467	18,467
Furniture and fixtures	1,067	1,086
Office equipment	301	324
Computer equipment and software	1,739	1,685
Transportation equipment	46	46
Construction in progress	49	—
Total property and equipment	35,823	36,146
Less: Accumulated depreciation and amortization	(23,444)	(21,279)
Property and equipment, net	$12,379	$14,867

All property and equipment are maintained in the United States. Depreciation expense was $1.3 million for each of the three months ended June 30, 2026 and 2025, and $2.5 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Payroll and related expenses	$7,818	$13,806
Accrued clinical and preclinical study costs	14,014	10,273
Consulting and outside services	3,475	2,666
Other accrued expenses	124	129
Total accrued and other current liabilities	$25,431	$26,874

6. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Otsuka Pharmaceutical Co., Ltd.	$3,691	$—	$6,648	$—
Cystic Fibrosis Foundation	90	15	180	29
Total revenue	$3,781	$15	$6,828	$29

Deferred revenue is summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Otsuka Pharmaceutical Co., Ltd.	$2,390	$—
Cystic Fibrosis Foundation	925	1,105
Total deferred revenue	$3,315	$1,105

An immaterial amount of revenue was recorded during the six months ended June 30, 2026 and 2025 which was included in deferred revenue at January 1, 2026 and 2025, respectively, for Cystic Fibrosis Foundation.

Cystic Fibrosis Foundation (“CFF”)

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s cystic fibrosis research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under ASC Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of June 30, 2026 and December 31, 2025, the Company had achieved cumulative milestones totaling $1.8 million under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the three and six months ended June 30, 2026 was $0.1 million and $0.2 million, respectively, while revenue recognized during the three and six months ended June 30, 2025 was immaterial. As of June 30, 2026 and December 31, 2025, deferred revenue relating to the CFF Agreement was $0.9 million and $1.1 million, respectively. There were no accounts receivable from CFF under the CFF Agreement as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligation was $0.9 million and $1.1 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next four years as the Company performs research services through the completion of IND-enabling studies.

The obligation to make payments to CFF upon a change of control meets the definition of an embedded derivative that is required to be bifurcated and separately accounted for as a derivative liability. See Note 3, Fair Value Measurements and Marketable Securities, and Note 16, Derivative Liability, for further discussion of the embedded derivative.

Otsuka Pharmaceutical Co., Ltd.

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

The initial transaction price includes the upfront cash payment and variable consideration for clinical trials and other studies performance obligations, some of which have started and others that have not yet started as of June 30, 2026. The upfront cash payment is $85 million and was received during the year ended December 31, 2025. The variable consideration in the form of the estimated cost sharing and reimbursement of approximately $33.4 million represents the amount allocated to unsatisfied or partially unsatisfied performance obligations, that have already started as of June 30, 2026, and was allocated entirely to the clinical trials and other studies performance obligations using the variable consideration allocation exception.

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

Revenue attributable to the remaining performance obligations to conduct clinical trials and other studies will be recognized over time as the underlying services are performed, over the period through the completion of program development activities. Progress is measured using an input method based on cumulative cost incurred relative to the total estimated cost of the performance obligation. Estimated progress and the underlying costs will be reviewed and adjusted as necessary at every reporting date. Revenue from clinical trials and other studies performance obligations was approximately $3.7 million and $6.6 million during the three and six months ended June 30, 2026, respectively.

The transaction price amount allocated to unsatisfied or partially unsatisfied performance obligations as of June 30, 2026 was approximately $33.4 million, expected to be recognized during 2026 through 2032 as clinical trials and other studies continue. Certain performance obligations have not started as of June 30, 2026 and the related amounts are not included above.

The amount due from Otsuka was $4.6 million as of June 30, 2026, for the estimated cost sharing and reimbursement and is presented as collaboration receivable on the Company's condensed balance sheets.

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

As of June 30, 2026, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

As of June 30, 2026, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to UC Regents, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

8. Commitments and Contingencies

Operating Lease Commitments

5980 Horton Street Building Lease

In May 2015, the Company executed a lease agreement (the “5980 Horton Lease”) for office and laboratory space in Emeryville, California. The 5980 Horton Lease, as amended, expires in August 2026. As of June 30, 2026, the right-of-use asset and lease liability related to the 5980 Horton Lease were each $0.1 million. As of December 31, 2025, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.3 million and $0.4 million, respectively.

5858 Horton Street Lease and Expansion

In October 2018, the Company executed a lease agreement (the “5858 Horton Lease”) for office and laboratory facilities in Emeryville, California. The 5858 Horton Lease, as amended in 2019, 2021 and 2022, consists of approximately 40,802 square feet of space and has a lease term through December 31, 2029. In July 2024, the Company extended the term of the 5858 Horton Lease for a period of twelve months to December 31, 2030. In accordance with ASC Topic 842, Leases, the Company accounted for the extension as a modification and remeasured the lease liability based on the new lease term and an updated, estimated incremental borrowing rate of 10.75%. The modification resulted in an increase to the lease liability of $0.8 million and a corresponding increase to the carrying value of the right-of-use asset. No gain or loss was recognized upon the modification. As of June 30, 2026, the right-of-use asset and lease liability related to the 5858 Horton Lease were $8.1 million and $10.4 million, respectively. As of December 31, 2025, the right-of-use asset and lease liability related to the 5858 Horton Lease were $8.8 million and $11.2 million, respectively.

In July 2024, the Company also entered into a lease agreement for additional office and laboratory space in Emeryville, California (the “5858 Horton Expansion Lease”). The 5858 Horton Expansion Lease consists of approximately 32,038 square feet of space and commenced on September 1, 2024 and has a lease term through December 31, 2030. As of June 30, 2026, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $7.2 million and $8.0 million, respectively. As of December 31, 2025, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $7.8 million and $8.6 million, respectively. The discount rate used to measure the lease liability was 11.02%.

Emeryville Warehouse Lease

In January 2024, the Company entered into a lease agreement for warehouse space in Emeryville, California (the “Warehouse Lease”). The Warehouse Lease commenced on August 1, 2024. The Warehouse Lease consists of approximately 7,800 square feet of warehouse space and has a lease term through December 31, 2029. As of June 30, 2026, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.1 million. As of December 31, 2025, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.2 million. The discount rate used to measure the lease liability related to the Warehouse Lease was 10.69%.

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$1,344	$1,344	$2,688	$2,688
Variable lease cost	678	648	1,355	1,422
Total	$2,022	$1,992	$4,043	$4,110

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the condensed statements of cash flows was $2.9 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes supplemental information related to operating leases:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):	4.4	4.8
Weighted-average discount rate:	10.8%	10.8%

The following table summarizes the maturities of lease liabilities as of June 30, 2026 (in thousands):

2026 (remaining six months)	$2,725
2027	5,350
2028	5,510
2029	5,675
2030	5,455
Total future minimum lease payments	24,715
Less: Amount representing interest	(5,085)
Present value of future minimum lease payments	19,630
Less: Current portion of operating lease liabilities	(5,374)
Long-term portion of operating lease liabilities	$14,256

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

Contractual Obligations and Commitments

The Company enters into various agreements in the ordinary course of business, such as those with suppliers, CROs, CDMOs and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $4.9 million and $4.0 million as of June 30, 2026 and December 31, 2025, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of the Company's engagements.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at June 30, 2026.

9. Long-Term Debt

In June 2026, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc., providing for up to $200.0 million in term loan borrowings. At the closing on June 24, 2026, the Company had access to a $50.0 million tranche, of which it borrowed $20.0 million. The remaining $30.0 million is available, at the Company's option, through June 15, 2027. The Company may draw up to an additional $100.0 million in three separate tranches upon achievement of certain clinical, regulatory, financing and capitalization milestones. As of June 30, 2026, the Company had not met the requirements to access the funds under these tranches, as it had not achieved the related milestone. An additional fifth tranche of $50.0 million may be made available upon the Company's request and at Hercules’ sole discretion and is not contingent upon the Company’s achievement of the milestones applicable to the prior tranches. The Loan and Security Agreement matures on June 1, 2031. The initial borrowing of $20.0 million bears interest at a floating rate equal to the greater of (i) the prime rate plus 2.0% and (ii) 8.75%, and all future borrowings, including the available balance of $30.0 million of the $50.0 million tranche available as of June 24, 2026, bear interest at a floating rate equal to the greater of (i) the prime rate plus 2.5% and (ii) 9.25%. The floating interest rate is capped at 0.75% more than the interest rate at the time of the borrowing. The Company is required to make monthly interest-only payments for borrowings under the initial tranche of $50.0 million for a period of 29 months, which may be extended by up to an additional 30 months upon achievement of certain clinical, regulatory, financing and capitalization milestones.

The Loan and Security Agreement includes an end-of-term charge ranging from 3.70% to 6.50% of the aggregate principal amount, depending on the timing of the repayment. The recognition of the end-of-term charge is reflected as interest expense over the term of the borrowing using the effective interest rate method. The Company may voluntarily prepay outstanding borrowings, subject to prepayment premiums ranging from 1.0% to 3.0% of the principal amount prepaid, depending on the timing of repayment.

In connection with the Loan and Security Agreement, the Company paid a $0.5 million facility fee for the $50.0 million tranche and is subject to a 1.00% facility fee for subsequent borrowings. Because the facility fee relates to the total $50.0 million initial tranche, the Company allocated the costs among the two initial borrowing tranches based on the relative borrowing capacity available under each tranche. In addition to the initial facility fee, the Company incurred approximately $2.1 million of debt issuance costs, consisting primarily of lender fees and third-party legal and other transaction costs. Because the debt issuance costs relate to the $150.0 million for the first four tranches of the Loan and Security Agreement, the Company allocated the costs among the various borrowing tranches based on the relative borrowing capacity available under each tranche. Facility fees and debt issuance costs attributable to funded borrowings were recorded as a reduction to the carrying value of the debt and are being amortized to interest expense using the effective interest method over the expected term of the borrowing. Facility fees and debt issuance costs attributable to unfunded borrowing commitments were capitalized to prepaid and other current assets or other non-current assets according to the access period or classification of the underlying debt, as appropriate, and are being amortized to interest expense over the applicable commitment periods or will be reclassified as debt upon funding of the related borrowings.

The Loan and Security Agreement contains financial covenants, including minimum cash and performance-based covenants, that are not yet subject to testing or effective as of June 30, 2026. Upon the occurrence of certain events and beginning no earlier than January 1, 2028, the Company may become subject to minimum cash and performance-based financial covenants. The Loan and Security Agreement contains customary events of default, including failure to make required payments or maintain compliance with covenants, breach, default, insolvency, attachment or judgment events and any circumstance which could reasonably be expected to have a material adverse effect on the Company. The Loan and Security Agreement also contains customary affirmative and restrictive covenants, representations and warranties associated with a secured loan facility, including certain limitations on indebtedness, liens, investments, distributions, mergers or acquisitions and corporate changes.

As of June 30, 2026, the outstanding principal under the Loan and Security Agreement was $20.0 million, bearing interest at a rate of 8.75% per annum, with an effective interest rate of 10.64%.

The future principal payments due under the Loan and Security Agreement as of June 30, 2026 were as follows (in thousands):

Remainder of 2026	$—
2027	—
2028	594
2029	7,523
2030	8,230
Thereafter	4,953
Total	$21,300

As of June 30, 2026, the carrying value of the Loan and Security Agreement was as follows (in thousands):

Principal outstanding	$20,000
Less: unamortized discount and debt issuance costs	(413)
Long-term debt, net	$19,587

As of June 30, 2026, debt issuance costs and debt discount of approximately $2.2 million were included in prepaid expenses and other current assets and in other non-current assets on the condensed balance sheet, as appropriate. As of June 30, 2026, approximately $1.9 million of unpaid debt issuance costs were included in accounts payable on the condensed balance sheet. For the three and six months ended June 30, 2026, the Company recognized an immaterial amount of interest expense for borrowings under the Loan and Security Agreement. The Loan and Security Agreement is secured by a first-priority security interest in substantially all of the Company’s assets, including intellectual property, subject to customary exclusions.

10. Income Taxes

For the three and six months ended June 30, 2026 and 2025, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

11. Common Stock

As of June 30, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

The Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30, 2026	December 31, 2025
Issuance of common stock under the 2020 Equity Incentive Award Plan and 2025 Employment Inducement Award Plan	2,607,822	2,506,434
Issuance of common stock under the 2020 Employee Stock Purchase Plan	390,372	182,775
Exercise of stock options issued and outstanding and future vesting of restricted stock units	13,553,890	10,157,578
Exercise of pre-funded warrants	16,935,665	10,335,665
Exercise of common stock warrants	30,000	30,000
Total common stock reserved for future issuance	33,517,749	23,212,452

Funding Agreement with CFF — In April 2020, CFF made a $10.0 million investment in the Company’s Series C redeemable convertible preferred stock financing. In return for the investment, CFF received shares of Series C redeemable convertible preferred stock, and the Company and CFF entered into a Funding Agreement (the “Funding Agreement”). Pursuant to the terms of the Funding Agreement, except in the event of a technical failure, the $10.0 million received from CFF will be used to advance the development program for 4D-710, the Company’s lead product candidate in cystic fibrosis, or any other therapeutic approved by the Program Advisory Group (“PAG”) to alleviate pulmonary complications of cystic fibrosis (the “Funding Agreement Product”).

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

The Company was committed to providing an amount equal to the funding provided by CFF to be used solely to advance the Funding Agreement Product. As of June 30, 2026, the funding commitment has been fulfilled. Under the terms of the Funding Agreement, neither the $10.0 million investment in the Series C redeemable convertible preferred stock, which converted to common stock as of December 31, 2020, nor the $4.0 million of funding upon Acceptance are restricted as to withdrawal or usage.

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

Sales Agreement with Leerink Partners LLC (“Leerink”) — In June 2024, the Company entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink as sales agent to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that the Company filed with the SEC in February 2024, and subsequently amended in February 2025, as an “at-the-market” offering under the Securities Act. For the year ended December 31, 2025, 1,175,000 shares of the Company's common stock were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $9.6 million, after deducting issuance costs. For the six months ended June 30, 2026, 3,518,472 shares were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $31.6 million, after deducting issuance costs.

12. Stock-based Compensation

2025 Employment Inducement Award Plan

On February 3, 2025, the Company’s board of directors adopted the 2025 Employment Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 500,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market. The Inducement Plan provides for the grant of stock options, restricted stock units, and other stock-based awards. In January 2026, the Company's board of directors adopted an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of common stock under the Inducement Plan. As of June 30, 2026, there were 872,350 shares available for future grants under the Inducement Plan.

2020 Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company’s common stock may be issued upon the exercise of incentive stock options. As a result of the operation of the automatic annual increase provision of the 2020 Plan, an additional 2,289,625 shares of common stock became available for issuance on February 28, 2025 and an additional 2,880,394 shares of common stock became available for issuance on March 18, 2026 under the 2020 Plan. All stock options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of June 30, 2026, there were 1,735,472 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of stock options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of June 30, 2026, stock options to purchase 1,112,990 shares of common stock were outstanding under the 2015 Plan. All stock options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

No additional grants will be made under the 2015 Plan, and all outstanding grants under the 2015 Plan that are repurchased, forfeited, expire or are cancelled are returned to the 2015 Plan and are not available for grant under the 2020 Plan.

Employee Stock Purchase Plan

In December 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Under the 2020 ESPP, 252,337 shares of the Company’s common stock were initially reserved for employee purchases of the Company’s common stock under terms and provisions established by the Company’s board of directors and approved by the Company’s stockholders. The number of shares reserved for future issuance under the 2020 ESPP will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors, provided, however, no more than 15,000,000 shares of the Company’s common stock may be issued under the 2020 ESPP. As a result of the operation of this annual increase provision of the 2020 ESPP, an additional 150,000 shares of common stock became available on February 28, 2025 and an additional 576,079 shares of common stock became available for issuance on March 18, 2026 under the 2020 ESPP.

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

Restricted Stock Units

The Company has granted restricted stock unit (RSU) awards under the 2020 Incentive Award Plan that vest over a period of four years. The following table summarizes the RSU activity:

Number of Shares
Unvested balance at December 31, 2025	744,770
Awarded	1,290,476
Vested	(100,241)
Canceled/Forfeited	(118,263)
Unvested balance at June 30, 2026	1,816,742

Stock Options

The following table summarizes the stock options activity:

Number of Shares Underlying Outstanding Options
Balances at December 31, 2025	9,412,808
Options granted	3,176,795
Options exercised	(217,393)
Options expired	(341,964)
Options forfeited	(293,098)
Balances at June 30, 2026	11,737,148
Options exercisable at June 30, 2026	6,081,392
Options vested and expected to vest at June 30, 2026	11,737,148

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee stock options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term	5.9 - 6.1 years	5.9 years	5.9 - 6.1 years	5.9 - 6.1 years
Expected volatility	85.9% - 87.3%	86.5% - 88.9%	85.9% - 89.0%	84.9% - 88.9%
Risk-free interest rate	4.0% - 4.3%	4.1%	3.8% - 4.3%	4.1% - 4.6%
Expected dividend yield	—%	—%	—%	—%

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,720	$2,498	$4,652	$6,479
General and administrative	3,164	2,460	5,685	5,465
Total stock-based compensation expense	$5,884	$4,958	$10,337	$11,944

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

The Company recognized no expense related to the above warrant shares during the three and six months ended June 30, 2026 and 2025.

14. Pre-funded Warrants

In February 2024, the Company completed an underwritten public follow-on offering which included the sale of pre-funded warrants to purchase 3,583,476 shares of the Company’s common stock at an offering price of $29.4999 (the "February 2024 Warrants"). The Company valued the February 2024 Warrants at issuance and recorded net proceeds of $99.4 million, after deducting underwriters' fees, during the year ended December 31, 2024 related to the sale of the February 2024 Warrants. In February 2025, two holders of the February 2024 Warrants gave notice of exercise to purchase an aggregate of 508,476 shares of the Company’s common stock in a cashless exchange under the terms of the February 2024 Warrants.

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

On January 22, 2026, the Company entered into exchange agreements with RA Capital and BVF, pursuant to which RA Capital and BVF exchanged 4,850,000 and 1,750,000 shares, respectively, of the Company’s common stock for pre-funded warrants to acquire the same respective number of shares of the Company’s common stock (together with the February 2024 Warrants, the 2024 Exchange Warrants, the November 2025 Warrants, collectively, the "Pre-funded Warrants"). The fair value of the common stock exchanged approximated the fair value of the pre-funded warrants issued as of the transaction dates and no net proceeds were recorded in connection with the transactions.

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

15. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(72,936)	$(54,658)	$(141,696)	$(102,630)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	70,272,018	55,927,091	69,175,213	55,836,075
Net loss per share, basic and diluted	$(1.04)	$(0.98)	$(2.05)	$(1.84)

The Company has issued and sold Pre-funded Warrants to purchase shares of common stock at a nominal exercise price of $0.0001 (see Note 14, Pre-funded Warrants). The Pre-funded Warrants have an exercise price of $0.0001 per underlying share of common stock of the Company. The shares of common stock into which the Pre-funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Pre-funded Warrants are immediately exercisable upon their issuance date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2026	2025
Stock options issued and outstanding	11,737,148	10,445,483
Restricted stock units subject to future vesting	1,816,742	725,101
2020 ESPP	303,189	549,661
Common stock warrants	30,000	30,000
Total	13,887,079	11,750,245

16. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at June 30, 2026 and December 31, 2025), the probability of a change of control event (range of 5.0% to 50.0% at June 30, 2026 and December 31, 2025), the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at June 30, 2026 and December 31, 2025) and the discount rate (15% at June 30, 2026 and December 31, 2025). The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.4 million as of each of June 30, 2026 and December 31, 2025. See Note 3, Fair Value Measurements and Marketable Securities, and Note 6, Research and Collaboration Arrangements for further discussion of the fair value of the embedded derivative.

17. California Institute for Regenerative Medicine Award

On April 12, 2026, the Company received a Notice of Award (the "Notice of Award") from the California Institute for Regenerative Medicine (“CIRM”) for a grant of approximately $5.9 million (the “CIRM Grant”), to support the early stage development of the proprietary adeno-associated virus (AAV) gene therapy candidate for the treatment of Alpha-1 Antitrypsin (AAT) Deficiency. The CIRM Grant is payable to the Company upon achievement of certain early stage developmental milestones. CIRM could permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the CIRM Grant, CIRM may suspend or permanently cease disbursements. Funds received under the CIRM Grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Project costs can include, but are not limited to, salary for personnel, supplies, consultants and clinical study costs. The Company will co-fund the research project in the amount of $1.4 million for such project costs under the terms of the CIRM Grant. Any unused funds must be returned to CIRM upon completion or termination of the project. The Company received an initial payment of $1.0 million from CIRM upon receipt of the Notice of Award.

Proceeds from the CIRM Grant are recognized over the period necessary to match the related research and development expense when it is probable that the Company has complied with the CIRM Grant conditions and will receive the proceeds pursuant to the milestones defined in the Notice of Award as reimbursement of those expenditures. The CIRM Grant proceeds, if any, received in advance of having incurred the related research and development expense are recorded in deferred grant reimbursements and recognized as an offset against research and development expense on the Company’s condensed statements of operations when the related research and development expenses are incurred.

During the three months ended June 30, 2026, the Company achieved the first developmental milestone and became entitled to a reimbursement of $3.1 million and recognized a grant receivable in prepaid and other current assets on its condensed balance sheet as of June 30, 2026. As of June 30, 2026, the Company recognized a deferred grant reimbursement of $4.0 million related to the CIRM grant on its condensed balance sheet, as the grant reimbursement exceeds the amount of grant reimbursement income recognized during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2026, the Company recognized $0.1 million of grant reimbursements as a reduction of research and development expense related to the CIRM Grant on its condensed statement of operations.

18. Related Party Transactions

In March 2024, the Company entered into a research and option agreement (the “Reignite Agreement”) with Reignite Therapeutics Inc. (“Reignite”), which was founded by David Kirn, M.D., Chief Executive Officer of the Company. Reignite has the expertise to develop high-capacity, helper-dependent adenovirus capsids which the Company plans to utilize as it expands its therapeutic capsid evolution platform. Reignite and the Company plan to collaborate on a program to develop these high capacity, helper-dependent adenovirus capsids. Under the Reignite Agreement, the Company shall have the final authority to amend and make updates to the plan and budget of the program. Further, the Company is responsible for the funding of the related research which includes the budgeted full-time employees and CRO costs, equipment costs not to exceed $60 thousand and all other costs, in total not to exceed $1.5 million in any year of the program. The Company will have an option to acquire up to three capsids resulting from the program. The Company shall pay to Reignite an option exercise fee of $1.0 million per selected capsid for which the Company has exercised its option. The maximum total amount payable is $3.0 million.

During the three and six months ended June 30, 2026, the Company paid Reignite $0.3 million and $0.7 million, respectively, for research and development expenses. During the three and six months ended June 30, 2025, the Company paid Reignite $0.4 million and $0.5 million, respectively, for research and development expenses. As of June 30, 2026, the Company owes $0.1 million to Reignite for unpaid research and development expense. No option exercise fees were incurred during the three and six months ended June 30, 2026.

19. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.6 million and $1.2 million for the three and six months ended June 30, 2026, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2025, respectively.

20. Segment Information

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

In addition to the significant expense categories included within net loss presented in the Company's condensed statements of operations, the following table provides disaggregated amounts that comprise research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct research and development expenses for 4D-150	$43,557	$19,134	$86,280	$31,907
Unallocated personnel costs (including stock-based compensation)	15,996	17,871	30,526	35,099
All other costs	8,729	10,946	16,456	21,644
Total research and development expenses	$68,282	$47,951	$133,262	$88,650

Effective in the first quarter of 2026, the Company updated the presentation of segment operating expenses provided to the CODM. This change in the presentation reflects how segment information is currently reviewed by the CODM. Prior period segment information has been recast to conform to the current period presentation.

The measure of segment assets is reported on the balance sheets as total assets. As of and for the six months ended June 30, 2026 and 2025, all of the Company’s long-lived assets were located in the United States. The Company's revenues by geographic region, based on the location of the customer, are disclosed in Note 2, Summary of Significant Accounting Policies.

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

Overview

We are a leading late-stage biotechnology company advancing durable and disease-targeted therapeutics with potential to transform treatment paradigms and provide unprecedented benefits to patients. Our primary focus is advancing 4D-150 for wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”) through late-stage studies and potential commercialization. In addition, we are advancing our other pipeline programs, 4D-175 for geographic atrophy, 4D-710 for cystic fibrosis (“CF”) lung disease, and 4D-725 for alpha-1-antitrypsin deficiency (“AATD”) lung disease primarily through strategic funding alternatives. We believe we are well positioned to discover, develop, manufacture and if approved, commercialize targeted genetic medicines with the potential to transform the lives of patients suffering from debilitating diseases.

Our lead product candidate 4D-150 utilizes our proprietary R100 vector and a transgene encoding anti-VEGF biologics: aflibercept and an RNA interference (RNAi) approach targeting VEGF-C. The goal for our development and potential commercialization of 4D-150 is to transform the standard of care for large market retinal vascular diseases with a routine in-office lifelong backbone therapy that substantially reduces treatment burden to enable improved long-term vision outcomes. 4D-150 is initially being developed for the treatment of wet AMD and DME.

In March 2025, we initiated 4FRONT-1, our first Phase 3 trial of 4D-150 in wet AMD. Subsequently in February 2026, we announced enrollment completion within an approximately 11-month period, ahead of initial projections, with the clinical trial overenrolled and 523 patients randomized, reflecting strong interest from investigators and patients. We anticipate topline data for 4FRONT-1 in the second quarter of 2027.

Additionally, in June 2025, we initiated 4FRONT-2, our second Phase 3 trial of 4D-150 in wet AMD. 4FRONT-2 is a global clinical trial and enrolled both treatment-naïve and recently diagnosed, treatment-experienced patients. We completed enrollment for 4FRONT-2 in June 2026 ahead of schedule with >500 patients expected to be randomized. We anticipate topline data for 4FRONT-2 in the second half of 2027.

In November 2025 and July 2026, we announced positive long-term results from the ongoing 4D-150 PRISM Phase 1/2 clinical trial in wet AMD. 4D-150 demonstrated consistent and durable benefit across all three patient cohorts as evidenced by maintenance of visual acuity, control of retinal anatomy and clinically meaningful reduction of treatment burden at all time points with 2 years of follow-up. In addition, a consistent dose response was observed between 3E10 vg/eye, the selected Phase 3 dose, and the lower dose of 1E10 vg/eye. The Phase 3 dose achieved clinically meaningful reductions in treatment burden. No new cases of intraocular inflammation were reported during this follow-up period with up to approximately 4 years of follow-up.

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

In October 2025, we entered into a Collaboration and License Agreement (the “Otsuka Agreement”) with Otsuka Pharmaceutical Co., Ltd., ("Otsuka") pursuant to which we granted Otsuka exclusive rights to develop and commercialize 4D-150 for retinal vascular diseases, including wet AMD and DME, in Japan, Korea, China, Australia, and other Asia-Pacific markets (the "Otsuka Territory"). Otsuka has agreed to lead all regulatory and commercialization activities in the Otsuka Territory. We have agreed to continue to lead all Phase 3 clinical activity globally, including within the Otsuka Territory. Otsuka made an upfront cash payment of $85.0 million and agreed to provide certain cost sharing for global development activities. In addition, we are eligible for up to $335.5 million in potential regulatory and commercial milestone payments and tiered double-digit royalties depending on net sales in the Otsuka Territory. We retain full development and commercialization rights for 4D-150 outside the Otsuka Territory, including the United States, Latin America, and Europe.

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

We have funded our operations primarily through the sale and issuance of equity securities, from borrowings under our loan facility with Hercules Capital, Inc. and, to a lesser extent, from cash received pursuant to our collaboration and license agreements.

We have incurred significant operating losses. Our net losses were $72.9 million and $54.7 million for the three months ended June 30, 2026 and 2025, respectively, and $141.7 million and $102.6 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $858.0 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates, if approved.

We will require substantial additional funding to support our continuing operations and further the development of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaborations, strategic partnerships, or other strategic arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from conflicts in the Middle East, the war in Ukraine, rising interest rates, tariffs, inflation, government shutdowns and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Components of Results of Operations

Revenue

Our revenue to date has been generated through payments from our collaboration and license agreements, primarily from upfront and milestone payments and clinical trial cost sharing and expense reimbursement amounts. We have not generated any revenue from the sale of approved products and do not expect to do so for the foreseeable future.

In October 2025, we entered into the Otsuka Agreement where we granted Otsuka exclusive rights to develop and commercialize 4D-150 for retinal vascular diseases, including wet AMD and DME, in the Otsuka Territory. Otsuka made an upfront cash payment of $85 million which we recognized as revenue during the fourth quarter of 2025, and agreed to provide certain cost sharing for global development activities.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue
Collaboration and license revenue	$3,781	$15	$3,766	*
Operating Expenses:
Research and development	68,282	47,951	20,331	42%
General and administrative	12,524	11,520	1,004	9%
Total operating expenses	80,806	59,471	21,335	36%
Loss from operations	(77,025)	(59,456)	(17,569)	30%
Other Income, Net	4,089	4,798	(709)	(15)%
Net loss	$(72,936)	$(54,658)	$(18,278)	33%

* not meaningful

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue
Collaboration and license revenue	$6,828	$29	$6,799	*
Operating Expenses:
Research and development	133,262	88,650	44,612	50%
General and administrative	24,212	24,456	(244)	(1)%
Total operating expenses	157,474	113,106	44,368	39%
Loss from operations	(150,646)	(113,077)	(37,569)	33%
Other Income, Net	8,950	10,447	(1,497)	(14)%
Net loss	$(141,696)	$(102,630)	$(39,066)	38%

* not meaningful

Revenue

Revenue increased by $3.8 million from the three months ended June 30, 2025 to the three months ended June 30, 2026, and increased by $6.8 million from the six months ended June 30, 2025 to the six months ended June 30, 2026. The increase in revenue was primarily due to the clinical trial cost sharing and reimbursement amounts from Otsuka.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Direct research and development expenses for 4D-150	$43,557	$19,134	$24,423	128%
Unallocated personnel costs (including stock-based compensation)	15,996	17,871	(1,875)	(10)%
All other costs	8,729	10,946	(2,217)	(20)%
Total research and development expenses	$68,282	$47,951	$20,331	42%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Direct research and development expenses for 4D-150	$86,280	$31,907	$54,373	170%
Unallocated personnel costs (including stock-based compensation)	30,526	35,099	(4,573)	(13)%
All other costs	16,456	21,644	(5,188)	(24)%
Total research and development expenses	$133,262	$88,650	$44,612	50%

Research and development expenses increased by $20.3 million, or 42%, from the three months ended June 30, 2025 to the three months ended June 30, 2026. The increase of $20.3 million was primarily due to an increase in clinical trial activity for wet AMD.

Research and development expenses increased by $44.6 million, or 50%, from the six months ended June 30, 2025 to the six months ended June 30, 2026. The increase of $44.6 million was primarily due to an increase in clinical trial activity for wet AMD.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 9%, from the three months ended June 30, 2025 to the three months ended June 30, 2026. General and administrative expenses decreased by $0.2 million, or 1%, from the six months ended June 30, 2025 to the six months ended June 30, 2026. The fluctuations in general and administrative expenses were immaterial for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively.

Other Income, Net

Other income, net, decreased by $0.7 million, or 15%, from the three months ended June 30, 2025 to the three months ended June 30, 2026. Other income, net, decreased by $1.5 million, or 14%, from the six months ended June 30, 2025 to the six months ended June 30, 2026. The decreases were primarily because of lower yields on our cash equivalents and marketable securities due to lower balances.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $430.6 million. We have funded our operations primarily through the sale and issuance of our equity securities, including Follow-on Offerings and our “at-the-market” offering program, from borrowings under our Loan and Security Agreement and, to a lesser extent, from cash received pursuant to our collaboration and license agreements. Our recent sources of liquidity include the following transactions:

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

At-the-Market Offering Program

In June 2024, we entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”) as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that we filed with the SEC in February 2024, and subsequently amended in February 2025, as an “at-the-market” offering under the Securities Act. For the year ended December 31, 2025, 1,175,000 shares of our common stock were sold pursuant to the Leerink Sales Agreement for net proceeds to us of $9.6 million, after deducting issuance costs. For the six months ended June 30, 2026, 3,518,472 shares were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $31.6 million, after deducting issuance costs.

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

Loan and Security Agreement

In June 2026, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with with Hercules Capital, Inc., providing for up to $200.0 million in term loan borrowings. At the closing on June 24, 2026, the Company had access to a $50.0 million tranche, of which it borrowed $20.0 million. The remaining $30.0 million is available, at the Company's option, through June 15, 2027. The Company may draw up to an additional $100.0 million in three separate tranches upon achievement of certain clinical, regulatory, financing and capitalization milestones. As of June 30, 2026, the Company had not met the requirements to access the funds under these tranches, as it had not achieved the related milestone. An additional fifth tranche of $50.0 million may be made available upon the Company's request and at Hercules’ sole discretion and is not contingent upon the Company’s achievement of the milestones applicable to the prior tranches. The Loan and Security Agreement matures on June 1, 2031. The initial borrowing of $20.0 million bears interest at a floating rate equal to the greater of (i) the prime rate plus 2.0% and (ii) 8.75%, and all future borrowings, including the available balance of $30.0 million of the $50.0 million tranche available as of June 24, 2026, bear interest at a floating rate equal to the greater of (i) the prime rate plus 2.5% and (ii) 9.25%. The floating interest rate is capped at 0.75% more than the interest rate at the time of the borrowing. The Company is required to make monthly interest-only payments for borrowings under the initial tranche of $50.0 million for a period of 29 months, which may be extended by up to an additional 30 months upon achievement of certain clinical, regulatory, financing and capitalization milestones.

The Loan and Security Agreement includes an end-of-term charge ranging from 3.70% to 6.50% of the aggregate principal amount, depending on the timing of the repayment. We may voluntarily prepay outstanding borrowings, subject to prepayment premiums ranging from 1.0% to 3.0% of the principal amount prepaid, depending on the timing of repayment. In connection with the Loan and Security Agreement, we paid a $0.5 million initial facility fee and incurred approximately $2.1 million of debt issuance costs, consisting primarily of lender fees and third-party legal and other transaction costs.

The Loan and Security Agreement contains financial covenants, including minimum cash and performance-based covenants, that are not yet subject to testing or effective as of June 30, 2026. Upon the occurrence of certain events and beginning no earlier than January 1, 2028, the Company may become subject to minimum cash and performance-based financial covenants. The Loan and Security Agreement contains customary events of default, including failure to make required payments or maintain compliance with covenants, breach, default, insolvency, attachment or judgment events and any circumstance which could reasonably be expected to have a material adverse effect on the Company. The Loan and Security Agreement also contains customary affirmative and restrictive covenants, representations and warranties associated with a secured loan facility, including certain limitations on indebtedness, liens, investments, distributions, mergers or acquisitions and corporate changes.

As of June 30, 2026, the outstanding principal under the Loan and Security Agreement was $20.0 million, bearing interest at a rate of 8.75% per annum.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $858.0 million as of June 30, 2026. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

We expect that our overall research and development and general and administrative expenses will increase. As a result, we will need significant additional capital to fund our operations, which we may obtain through one or more equity offerings, debt financings or other third-party funding, the Otsuka Agreement, and additional potential strategic alliances and licensing or collaboration arrangements.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(138,124)	$(91,135)
Net cash provided by investing activities	94,432	18,096
Net cash provided by financing activities	53,823	862
Net increase (decrease) in cash and cash equivalents	$10,131	$(72,177)

Net Cash Used in Operating Activities

Net cash used in operating activities was $138.1 million for the six months ended June 30, 2026. This was primarily due to the net loss of $141.7 million, adjusted for noncash charges of $12.4 million and net changes in operating assets and liabilities of $8.8 million. Noncash charges included $10.3 million of stock-based compensation expense, $2.5 million of depreciation and amortization, $1.6 million for the amortization of operating lease right-of-use assets and $0.1 million for the loss on disposal of property and equipment, partially offset by $2.1 million net accretion of discount on marketable securities. Net changes in operating assets and liabilities included decreases of $1.8 million in operating lease liabilities and $0.5 million in accounts payable and increases of $10.4 million in prepaid expenses and other current assets and $0.7 million in other non-current assets, partially offset by increases of $2.4 million in accrued and other liabilities and $2.2 million in deferred revenue.

Net cash used in operating activities was $91.1 million for the six months ended June 30, 2025. This was primarily due to the net loss of $102.6 million, adjusted for noncash charges of $13.1 million and net changes in operating assets and liabilities of $1.6 million. Noncash charges included $11.9 million of stock-based compensation expense, $2.2 million of depreciation and amortization and $1.4 million for the amortization of operating lease right-of-use assets, offset by $2.4 million net accretion of discount on marketable securities. Net changes in operating assets and liabilities included a $1.5 million decrease in operating lease liabilities and a $5.1 million increase in other non-current assets, offset by a $4.3 million increase in accounts payable and a $0.7 million increase in accrued and other liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $94.4 million for the six months ended June 30, 2026. This was due to $190.0 million in maturities of marketable securities, partially offset by purchases of marketable securities of $95.6 million

Net cash provided by investing activities was $18.1 million for the six months ended June 30, 2025. This was due to $268.3 million in maturities of marketable securities, offset by purchases of marketable securities of $249.5 million and purchases of property and equipment of $0.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $53.8 million for the six months ended June 30, 2026 which was due to proceeds from the issuance of common stock pursuant to the Leerink Sales Agreement of $31.6 million proceeds from the Loan and Security Agreement of $19.3 million, proceeds from the issuance of common stock from the exercise of stock options of $1.8 million and proceeds from the issuance of common stock from ESPP purchases of $1.1 million.

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2025 which was due to proceeds from the issuance of common stock from ESPP purchases of $0.9 million.

Contractual Obligations, Commitments and Contingencies

We enter into various agreements in the ordinary course of business, such as those with suppliers, CROs, CDMOs and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $4.9 million and $4.0 million as of June 30, 2026 and December 31, 2025, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counter-parties in the event of cancellation under the terms of our engagements.

As of June 30, 2026, our principal commitments consisted of principal outstanding under the Loan and Security Agreement and obligations under our operating lease for our headquarters. Please see Note 8, Commitments and Contingencies and Note 9, Long-Term Debt, to our condensed financial statements included elsewhere in this report.

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

During the six months ended June 30, 2026, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $430.6 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

As of June 30, 2026, we had $20.0 million outstanding under our Loan and Security Agreement, which bears interest at a floating rate. A hypothetical 75 basis point increase in interest rates would increase our annual interest expense by approximately $0.2 million, assuming the outstanding principal balance remained constant for the full year. We currently believe this impact would not be material to our financial condition or results of operations.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $72.9 million and $54.7 million for the three months ended June 30, 2026 and 2025, respectively, and $141.7 million and $102.6 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $858.0 million.

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

As of June 30, 2026, we had $430.6 million in cash and cash equivalents and marketable securities.

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

Our loan and security agreement with Hercules contains operating and financial covenants that may restrict our business and financing activities, is secured by substantially all of our assets, including our intellectual property, and we may be required to repay our outstanding indebtedness earlier than we expect, any of which could have a material adverse effect on our business.

In June 2026, we entered into a loan and security agreement (the "Loan Agreement") with Hercules Capital, Inc. (“Hercules”), which provides for term loans in an aggregate principal amount of up to $200.0 million, of which $20.0 million was funded at closing. The term loans bear interest at floating rates based on the prime rate, subject to specified floors, payable monthly in arrears, and mature on June 1, 2031. Increases in the prime rate would increase our debt service obligations, and servicing our indebtedness will require a substantial amount of cash and will reduce the funds available for our operations. In addition, of the amounts not funded at closing, $30.0 million is available at our election only until June 15, 2027, $100.0 million is available only upon the achievement of specified milestones and $50.0 million is available only in Hercules' sole discretion. Accordingly, we may never have access to the full amount of the facility, and we cannot be certain that the milestones will be achieved or that Hercules will elect to make discretionary amounts available to us.

The Loan Agreement contains customary affirmative and restrictive covenants that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, make investments, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of Hercules or terminate the Loan Agreement, which may limit our operating flexibility. It also contains financial covenants, including a minimum cash covenant that, beginning on the earlier of specified dates or aggregate borrowing thresholds, will require us to maintain cash equal to a specified percentage of our outstanding obligations under the Loan Agreement, except on any day on which our market capitalization exceeds seven times such obligations, as well as a requirement to maintain cash equal to at least 125% of our outstanding obligations if we effect a cash redemption of any permitted convertible debt. The Loan Agreement also contains a performance covenant that, beginning nine months after both FDA approval of our lead product candidate and aggregate borrowings equaling or exceeding $75.0 million, will require us to satisfy at least one of (1) a combination of a market capitalization test and a minimum cash test, (2) a minimum cash test, or (3) a net product revenue test. Because the applicability of the minimum cash covenant, and our ability to satisfy the market capitalization prong of the performance covenant, depend in part on our market capitalization, a decline in the trading price of our common stock, which may occur for reasons unrelated to our business or results of operations, could cause the minimum cash covenant to apply, or make the performance covenant more difficult to satisfy, at times when they otherwise would not. These covenants could restrict our ability to operate our business and pursue our business strategies, and we may not be able to comply with these covenants in the future. If the minimum cash covenant becomes applicable, a portion of our cash will effectively be unavailable to fund our operations, and any failure to comply with the covenants in the Loan Agreement could result in an event of default.

Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, including our intellectual property, and certain of our future subsidiaries may be required to guarantee our obligations and pledge substantially all of their assets, including intellectual property, to secure such guarantees. Upon the occurrence of an event of default, Hercules may accelerate all of our outstanding obligations, including principal, interest and any applicable prepayment charges and end of term charges, and our obligations will be automatically accelerated upon certain insolvency, liquidation, bankruptcy or similar events. If our obligations are accelerated, we may not have sufficient cash to repay them, and Hercules could foreclose on the collateral, including intellectual property that is critical to our business. Any voluntary prepayment of the term loans is also subject to prepayment and end of term fees, which could make it more costly for us to refinance the facility. In addition, because our assets, including our intellectual property, are pledged to Hercules, our ability to obtain additional debt or other secured financing may be limited, and any future financing may be more difficult or costly to obtain.

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

Patient enrollment, a determinative factor in the timing of clinical trials, is affected by many factors including the severity and difficulty of diagnosing the disease under investigation, knowledge of the disease in the medical community and availability of effective diagnostic methods, size and distribution of the patient population and process for identifying subjects. Enrollment is also affected by access of patients to medical professionals experienced in their disease, our ability to effectively disseminate information about our clinical trials to the patient population and access of patients to such information, eligibility and exclusion criteria for the trial in question, design of the trial protocol, availability, efficacy of, and our ability to compete with approved and standard of care therapies or other clinical trials for the disease or condition under investigation, perceived risks and benefits of the product candidate under trial or testing, availability of genetic testing for potential patients, efforts to facilitate timely enrollment in clinical trials, patient referral practices of physicians, ability to obtain and maintain subject consent, the risk that enrolled subjects will drop out before completion of the trial, the ability to monitor patients adequately during and after treatment, the time and financial commitments required of patients to enroll in our trials beyond the costs we cover, and the proximity and availability of and access to clinical trial sites for prospective patients. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change, and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022, with a three-year transition period. The CTR provides for a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. As of February 1, 2025, all clinical trials (including those which are ongoing) in the EU are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans in the EU.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the indications for which we have product candidates, including wet AMD, DME, GA and cystic fibrosis. Certain of our competitors have commercially approved products for the treatment of the diseases that we are pursuing or may pursue in the future, including Apellis Pharmaceuticals Inc., Astellas Pharma Inc., Regeneron Pharmaceuticals Inc., Roche and Vertex Pharmaceuticals Incorporated. These drugs are well established therapies and are widely accepted by physicians, patients and third-party payors, which may make it difficult to convince these parties to switch to our product candidates. Companies that we are aware are developing therapeutics in the retina and pulmonology disease areas include large companies with significant financial resources, such as AbbVie Inc., Astellas Pharma Inc., Eli Lilly and Company, Johnson & Johnson, Merck & Company Inc., Regeneron Pharmaceuticals Inc., Roche, Sanofi and Vertex Pharmaceuticals Incorporated, and biopharmaceutical companies such as Apellis Pharmaceuticals Inc., Arcturus Therapeutics Holdings Inc., EyePoint Inc., Kodiak Sciences Inc., Krystal Biotech Inc., Ocular Therapeutix Inc., Recode Therapeutics Inc., REGENXBIO Inc. and Sionna Therapeutics Inc. In addition to competition from other companies targeting retina and pulmonology, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies and drug delivery devices.

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

Before we can begin to commercially manufacture our product candidates in third-party or our own facilities, we must obtain regulatory approval from the FDA to market our product using the manufacturing process and facility we proposed in our marketing application. In addition, we must successfully complete a pre-approval inspection of our manufacturing facility by the FDA before any of our product candidates can obtain marketing approval, if ever. In order to obtain approval of a Biologics License Application ("BLA") for our product candidates, we will need to ensure that all of our manufacturing processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop. Similar risks may exist in foreign jurisdictions.

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

We have received Regenerative Medicine Advanced Therapy ("RMAT") and PRIority MEdicines ("PRIME") designation for 4D-150 for the treatment of wet AMD and RMAT designation for 4D-150 for treatment of DME. We may seek RMAT and PRIME designations for certain future product candidates, however we may not be able to obtain such designations, and there is no guarantee that 4D-150 will experience a faster regulatory review or obtain regulatory approval.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump administration’s proposals will be implemented, the Trump administration’s policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our product candidates, if approved. On the one hand, the Trump administration threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

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

The Animal Welfare Act (“AWA”) is the federal law that covers the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, and feeding, watering and shipping conditions. Third parties with whom we contract are subject to registration, inspections and reporting requirements under the AWA. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. Comparable rules, regulations, and/or obligations exist in many foreign jurisdictions. If we or our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Further, our licensed patents and applications include six granted patents (U.S. patent nos. 12,630,805, 12,310,997, 12,180,254, 11,136,557, 11,634,691 and 10,988,519) and two pending patent applications (U.S. patent application nos. 19/652,446 and 18/924,426), that were made with government support, that may be subject, under certain circumstances, to march-in-rights under 35 U.S.C. 203, which is a right that allows the government, in certain limited circumstances, to force a party with a license to intellectual property funded, at least in part, by the government, to grant a license to such property to another entity. U.S. patent nos. 11,136,557 and 11,634,691 were made with the support of U.C. Berkeley and relate to our A101 vector of our 4D-710 and 4D-725 product candidates. U.S. patent nos. 10,988,519 and 12,180,254 were made with the support of University of Pennsylvania and relate to our short-form human complement factor H (sCFH) payload of our 4D-175 product candidate. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could seriously harm our business.

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

Additionally, on June 1, 2023, the European Union Patent Package (EU Patent Package) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. Thus far, we have elected to opt all of our European patents out of jurisdiction of the UPC, and we may elect to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain a pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

Any trademarks we may register in the future or any current registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names, to the extent any are registered, to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could seriously harm our business.

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

Additionally, the Securities and Exchange Commission (the “SEC”) has adopted rules that enhance and standardize disclosures regarding cybersecurity risk management, strategy, and governance, as well as material cybersecurity incidents. Under these new rules, we are required to make annual disclosures describing our processes for assessing, identifying and managing material risks from cybersecurity threats, management’s role in assessing and managing such risks and our board of directors’ oversight of risks from cybersecurity threats. We are also required to disclose, in a Current Report on Form 8-K, the material aspects of the nature, scope and timing of any material cybersecurity incident and its material impact or reasonably likely material impact on us.

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

We will seek additional capital through one or a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, licensing arrangements, and the term loans under our Loan Agreement with Hercules. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. To the extent that we raise additional capital through the sale of equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Additionally, as of June 30, 2026, there are Pre-funded Warrants outstanding to purchase 16,935,665 shares of common stock, which are exercisable at a nominal exercise price. If holders of these Pre-funded Warrants exercise these securities, existing shareholders will suffer dilution to their voting power and we may experience dilution in our earnings per share, as well as a negative impact on our share price.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 62% of our outstanding common stock as of June 30, 2026. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. Nothing in our amended and restated certificate of incorporation and amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, the terms of our Loan Agreement with Hercules may preclude us from paying dividends without the lender's consent or at all. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	12/15/20	3.1

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	10/02/25	3.1

4.1	Description of Securities of the Registrant.	10-K	3/18/2026	4.1

4.2	Form of Common Stock Certificate.	S-1/A	12/7/20	4.2

4.3	Form of Pre-Funded Warrant issued in conjunction with February 2024 Offering.	8-K	2/9/24	4.1

4.4	Form of Pre-Funded Warrant issued in conjunction with November 2024 Exchange.	10-Q	11/13/24	4.4

4.5	Form of Pre-Funded Warrant issued in conjunction with December 2024 Exchange.	8-K	12/11/24	4.1

4.6	Form of Pre-Funded Warrant issued in conjunction with November 2025 Offering.	8-K	11/7/25	4.1

4.7	Form of Pre-Funded Warrant issued in conjunction with January 2026 Exchange.	8-K	1/26/26	4.1

10.1†	Loan and Security Agreement, dated June 24, 2026, between the Registrant, the several banks and other financial institutions or entities from time to time party thereto, and Hercules Capital, Inc.				X

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026 has been formatted in Inline XBRL.				X

† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K because they are both (i) not material and (ii) the type of information that the Company treats as private or confidential.

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

4D Molecular Therapeutics, Inc.

Date: August 13, 2026	By:	/s/ David Kirn
David Kirn, M.D.
President, Chief Executive Officer and Director Principal Executive Officer

Date: August 13, 2026	By:	/s/ Kristian Humer
Kristian Humer
Chief Financial Officer Principal Financial and Accounting Officer