Form 10-Q
period 2026-09-30
4D Molecular Therapeutics, Inc.
filed 2026-11-12
CIK 1650648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, there were 56,379,402 shares of 4D Molecular Therapeutics, Inc.’s common stock outstanding. This number does not include 16,004,945 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of November 9, 2026 (which are immediately exercisable at an exercise price of $0.0001 per share of common stock, subject to beneficial ownership limitations).

e

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements concern our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
our ability to comply with restrictive covenants under our loan and security agreement (the "Loan and Security Agreement") with Hercules Capital, Inc.;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

4D Molecular Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$39,104	$60,241
Marketable securities	267,885	342,414
Collaboration receivable	4,021	—
Prepaid expenses and other current assets	11,276	10,479
Total current assets	322,286	413,134
Marketable securities, long-term	68,044	111,379
Property and equipment, net	11,224	14,867
Operating lease right-of-use assets, net	15,758	18,143
Other non-current assets	11,437	9,188
Total assets	$428,749	$566,711
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,882	$11,159
Accrued and other current liabilities	35,211	26,874
Deferred revenue	360	360
Deferred grant reimbursements	3,631	—
Operating lease liabilities, current portion	5,310	5,592
Total current liabilities	52,394	43,985
Deferred revenue, net of current portion	2,830	745
Derivative liability	397	358
Operating lease liabilities, long-term portion	13,424	15,821
Long-term debt	19,679	—
Other liabilities	2,082	138
Total liabilities	90,806	61,047
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at September 30, 2026 and December 31, 2025; 56,374,519 and 57,607,874 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	6	6
Additional paid-in-capital	1,274,998	1,221,235
Accumulated other comprehensive gain (loss)	(1,005)	727
Accumulated deficit	(936,056)	(716,304)
Total stockholders’ equity	337,943	505,664
Total liabilities and stockholders’ equity	$428,749	$566,711

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Collaboration and license revenue	$4,145	$90	$10,974	$119
Operating expenses:
Research and development	69,776	49,438	203,038	138,088
General and administrative	15,587	11,837	39,798	36,293
Total operating expenses	85,363	61,275	242,836	174,381
Loss from operations	(81,218)	(61,185)	(231,862)	(174,262)
Other income (expense):
Interest income	3,943	4,330	13,062	14,771
Other income (expense), net	(781)	(21)	(951)	(15)
Total other income, net	3,162	4,309	12,111	14,756
Net loss	$(78,056)	$(56,876)	$(219,751)	$(159,506)
Net loss per share, basic and diluted	$(1.08)	$(1.01)	$(3.13)	$(2.85)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	72,251,127	56,126,330	70,211,785	55,933,890

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(78,056)	$(56,876)	$(219,751)	$(159,506)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(559)	334	(1,732)	442
Total comprehensive loss	$(78,615)	$(56,542)	$(221,483)	$(159,064)

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2025	57,607,874	$6	$1,221,235	$727	$(716,304)	$505,664
Issuance of common stock upon exercise of stock options and vesting of RSUs	251,629	—	1,674	—	—	1,674
Issuance of common stock upon ATM offering, net of issuance costs	1,012,145	—	9,712	—	—	9,712
Exchange of common stock for pre-funded warrants	(6,600,000)	(1)	1	—	—	—
Stock-based compensation expense	—	—	4,453	—	—	4,453
Net unrealized loss on marketable securities	—	—	—	(907)	—	(907)
Net loss	—	—	—	—	(68,760)	(68,760)
Balances at March 31, 2026	52,271,648	$5	$1,237,075	$(180)	$(785,064)	$451,836
Issuance of common stock upon exercise of stock options and vesting of RSUs	67,640	—	111	—	—	111
Issuance of common stock - 2020 ESPP	368,482	—	1,125	—	—	1,125
Issuance of common stock upon ATM offering, net of issuance costs	2,506,327	1	21,904	—	—	21,905
Stock-based compensation expense	—	—	5,884	—	—	5,884
Net unrealized loss on marketable securities	—	—	—	(266)	—	(266)
Net loss	—	—	—	—	(72,936)	(72,936)
Balances at June 30, 2026	55,214,097	$6	$1,266,099	$(446)	$(858,000)	$407,659
Issuance of common stock upon exercise of stock options and vesting of RSUs	229,710	—	642	—	—	642
Stock-based compensation expense	—	—	8,257	—	—	8,257
Issuance of common stock upon exercise of pre-funded warrants	930,712	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	(559)	—	(559)
Net loss	—	—	—	—	(78,056)	(78,056)
Balances at September 30, 2026	56,374,519	$6	$1,274,998	$(1,005)	$(936,056)	$337,943

Continued on next page.

The accompanying notes are an integral part of these unaudited condensed financial statements.

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2024	45,793,942	$5	$1,086,567	$229	$(576,195)	$510,606
Issuance of common stock upon exercise of stock options and vesting of RSUs	22,235	—	—	—	—	—
Issuance of common stock upon exercise of equity warrants	508,465	—	—	—	—	—
Stock-based compensation expense	—	—	6,986	—	—	6,986
Net unrealized gain on marketable securities	—	—	—	103	—	103
Net loss	—	—	—	—	(47,972)	(47,972)
Balances at March 31, 2025	46,324,642	$5	$1,093,553	$332	$(624,167)	$469,723
Issuance of common stock upon exercise of stock options and vesting of RSUs	49,791	—	2	—	—	2
Issuance of common stock - 2020 ESPP	323,290	—	860	—	—	860
Issuance of common stock upon exercise of service warrants	2,519	—	—	—	—	—
Stock-based compensation expense	—	—	4,958	—	—	4,958
Net unrealized gain on marketable securities	—	—	—	5	—	5
Net loss	—	—	—	—	(54,658)	(54,658)
Balances at June 30, 2025	46,700,242	$5	$1,099,373	$337	$(678,825)	$420,890
Issuance of common stock upon exercise of stock options and vesting of RSUs	70,943	—	116	—	—	116
Stock-based compensation expense	—	—	4,519	—	—	4,519
Net unrealized gain on marketable securities	—	—	—	334	—	334
Net loss	—	—	—	—	(56,876)	(56,876)
Balances at September 30, 2025	46,771,185	$5	$1,104,008	$671	$(735,701)	$368,983

The accompanying notes are an integral part of these condensed financial statements.

4D Molecular Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(219,751)	$(159,506)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	18,594	16,463
Change in fair value of derivative liability	39	(65)
Depreciation and amortization	3,764	3,478
Loss on disposal of property and equipment	51	—
Amortization of right-of-use assets	2,385	2,167
Net accretion of discount on marketable securities	(3,242)	(3,587)
Noncash interest expense on long-term debt	92	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(4,484)	2,741
Other non-current assets	(2,067)	(5,119)
Accounts payable	(3,466)	2,477
Accrued and other liabilities	13,844	5,780
Deferred revenue	2,085	(119)
Operating lease liabilities	(2,679)	(2,343)
Net cash used in operating activities	(194,835)	(137,633)
Cash flows from investing activities
Purchases of marketable securities	(180,384)	(264,721)
Maturities of marketable securities	299,759	301,201
Acquisition of property and equipment	(104)	(606)
Net cash provided by investing activities	119,271	35,874
Cash flows from financing activities
Issuance of common stock upon exercise of stock options	2,427	118
Issuance of common stock under the ATM offering program, net of issuance costs	31,616	—
Issuance of common stock - 2020 ESPP	1,125	860
Proceeds from long-term debt, net of discount and issuance costs	19,259	—
Net cash provided by financing activities	54,427	978
Net decrease in cash and cash equivalents	(21,137)	(100,781)
Cash and cash equivalents, beginning of period	60,241	149,336
Cash and cash equivalents, end of period	$39,104	$48,555
Supplemental disclosures of noncash investing and financing information
Purchases of property and equipment in accounts payable and accrued and other current liabilities	$67	$—

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $936.1 million as of September 30, 2026. The Company believes that its cash, cash equivalents and marketable securities as of September 30, 2026 are sufficient for the Company to fund planned operations for at least one year from the issuance date of these condensed financial statements. The Company has funded its operations primarily through the sale and issuance of equity securities, including primary follow-on offerings and use of the Company's "at-the-market" offering program, from borrowings under the Company’s $200.0 million loan facility (the “Loan and Security Agreement”) with Hercules Capital, Inc. (“Hercules”) (see Note 9, Long-Term Debt) and, to a lesser extent, from cash received pursuant to its collaboration and license agreements. To date, none of the Company’s product candidates have been approved for sale, and therefore, the Company has not generated any revenue from product sales. Management expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company plans to raise additional funding as required based on the status of its clinical trials and projected cash flows. There can be no assurance that, in the event the Company requires additional financing, such financing will be available on terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

The accompanying financial information for the three and nine months ended September 30, 2026 and 2025 is unaudited. The condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2026, and its results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025. The condensed balance sheet at December 31, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other periods.

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

Due to the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates, tariffs and inflation, natural disasters and health crises, such as pandemics, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2026. While there was not a material impact to the Company’s condensed financial statements as of September 30, 2026, these estimates may change, as new events occur and additional information is obtained, as well as other factors that could result in material impacts to the condensed financial statements in future reporting periods.

Long-Term Debt

Long-term debt is recognized at cost and presented net of the original issue discount or premium and debt issuance costs on the condensed balance sheets. Amortization of debt discount and debt issuance costs is recognized as interest expense over the period of the debt, using the effective interest rate method. See Note 9, Long-Term Debt, for further discussion of the long-term debt.

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

The Company’s partners in collaboration and license agreements who represent 10% or more of the Company’s total revenue are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Otsuka Pharmaceutical Co., Ltd.	98%	0%	98%	0%
Cystic Fibrosis Foundation	*	100%	*	100%
Total	98%	100%	98%	100%

______________

* Less than 10%

As of September 30, 2026, the Company had $4.0 million due from Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) related to the estimated cost sharing and reimbursement. The Company did not have accounts receivable from its other partner in collaboration and license agreements as of September 30, 2026 and December 31, 2025.

The Company’s total revenues by geographic region, based on the location of the customer, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Japan	$4,055	$—	$10,704	$—
United States	90	90	270	119
Total	$4,145	$90	$10,974	$119

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220) - Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 (fiscal 2027) and interim periods within fiscal years beginning after December 15, 2027 (fiscal 2028). The ASU must be applied prospectively and may be applied retrospectively if elected. The Company is currently evaluating the effect of adopting this new accounting guidance.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments to ASU 2025-06 remove all references to prescriptive and sequential software development stages. The amendments to ASU 2025-06 require entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied on a fully prospective basis, a modified basis for in-process projects or a full retrospective basis. The Company is currently evaluating the effect of adopting this new accounting guidance.

Recently Issued Accounting Pronouncements Adopted

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The Company early adopted ASU 2025-10 as of January 1, 2026 using the modified prospective transition approach. The adoption did not have a material impact on the Company's condensed financial statements. See Note 17, California Institute for Regenerative Medicine Award, for additional information regarding the Company's accounting for government grants.

3. Fair Value Measurements and Marketable Securities

The following tables represent the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2026	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Assets
Cash	$7,261	$—	$—	$7,261	$7,261	$—	$—
Level 1:
Money market funds	24,867	—	—	24,867	24,867	—	—
Level 2:
Certificates of deposit	11,320	—	(14)	11,306	—	11,306	—
Commercial paper	91,624	1	(147)	91,478	6,976	84,502	—
U.S. Treasuries	62,286	—	(397)	61,889	—	37,645	24,244
Corporate bonds	178,680	13	(461)	178,232	—	134,432	43,800
Subtotal	343,910	14	(1,019)	342,905	6,976	267,885	68,044
Total	$376,038	$14	$(1,019)	$375,033	$39,104	$267,885	$68,044

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2025	Cash and Cash Equivalents	Current Marketable Securities	Non-Current Marketable Securities
Assets
Cash	$10,696	$—	$—	$10,696	$10,696	$—	$—
Level 1:
Money market funds	39,570	—	—	39,570	39,570	—	—
Level 2:
Certificates of deposit	35,986	37	—	36,023	—	36,023	—
Commercial paper	63,875	48	—	63,923	5,479	58,444	—
U.S. Treasuries	76,920	153	—	77,073	—	63,589	13,484
Corporate bonds	286,260	492	(3)	286,749	4,496	184,358	97,895
Subtotal	463,041	730	(3)	463,768	9,975	342,414	111,379
Total	$513,307	$730	$(3)	$514,034	$60,241	$342,414	$111,379

There are no Level 3 assets and no Level 1 or 2 liabilities.

All marketable securities held as of September 30, 2026 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented.

Aggregate fair values of marketable securities with unrealized losses and gains were as follows as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Aggregate fair value of marketable securities in a continuous loss position for less than twelve months	$293,255	$15,449
Aggregate fair value of marketable securities in a continuous loss position for more than twelve months	—	1,951
Aggregate fair value of marketable securities in unrealized gain position	35,074	446,368
Aggregate fair value of marketable securities in neither an unrealized loss nor an unrealized gain position	7,600	—
Total marketable securities	$335,929	$463,768

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for any period presented. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company further considered the maximum unrealized loss amounts both at the individual instrument level and in aggregate as immaterial as of September 30, 2026. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company anticipates that it will recover the entire amortized cost basis of such securities, and therefore, no credit loss existed as of September 30, 2026.

Level 3 Inputs

The fair value of the derivative liability is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using a present value analysis with multiple scenarios. In determining the fair value of the derivative liability, the inputs impacting fair value include the change of control payment to the Cystic Fibrosis Foundation, the probability of a change of control event, the product status at time of a change of control event and the discount rate. See Note 6, Research and Collaboration Arrangements, and Note 16, Derivative Liability, for further discussion of the embedded derivative.

There were no transfers between Level 1, 2 and 3 for assets or liabilities during the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company's Level 3 financial instrument (in thousands):

Derivative Liability
Balance as of December 31, 2025	$358
Change in fair value	39
Balance as of September 30, 2026	$397

The change in fair value above is included in other income (expense), net, in the Company's condensed statements of operations.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Machinery and equipment	$13,934	$14,538
Leasehold improvements	18,466	18,467
Furniture and fixtures	1,067	1,086
Office equipment	281	324
Computer equipment and software	1,770	1,685
Transportation equipment	46	46
Total property and equipment	35,564	36,146
Less: Accumulated depreciation and amortization	(24,340)	(21,279)
Property and equipment, net	$11,224	$14,867

All property and equipment are maintained in the United States. Depreciation expense was $1.2 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $3.8 million and $3.9 million for the nine months ended September 30, 2026 and 2025, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued clinical and preclinical study costs	$16,395	$10,273
Payroll and related expenses	11,712	13,806
Consulting and outside services	6,978	2,666
Other accrued expenses	126	129
Total accrued and other current liabilities	$35,211	$26,874

6. Research and Collaboration Arrangements

Collaboration and license revenue for each period was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Otsuka Pharmaceutical Co., Ltd.	$4,055	$—	$10,704	$—
Cystic Fibrosis Foundation	90	90	270	119
Total revenue	$4,145	$90	$10,974	$119

Deferred revenue is summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Otsuka Pharmaceutical Co., Ltd.	$2,355	$—
Cystic Fibrosis Foundation	835	1,105
Total deferred revenue	$3,190	$1,105

Cystic Fibrosis Foundation (“CFF”)

In September 2016, the Company entered into an award agreement for the Optimized Adeno-Associated Virus for Lung Epithelia Gene Delivery Development Program with CFF, a non-profit organization dedicated to finding a cure for cystic fibrosis, an inherited disorder that causes disease in the pulmonary airways leading to morbidity and mortality. Under this agreement, CFF contributes funding to help advance the Company’s cystic fibrosis research program. The September 2016 grant award agreement was incorporated into a new grant award agreement with CFF in September 2017 with the same objectives, which was subsequently amended in August 2018 and February 2021. In August 2023, the Company executed a third amendment to the agreement (the “August 2023 Amendment”), which modified the research plan, increased the aggregate milestone payments from $3.5 million to $6.3 million and extended the estimated project completion date. The aforementioned September 2017 agreement and three amendments are collectively referred to as the “CFF Agreement”. The August 2023 Amendment represents a contract modification to an existing contract under ASC Topic 606, given the amendment did not include any additional goods or services, and the remaining research activities are not distinct from those previously provided. The August 2023 Amendment did not impact the transaction price, given the increased award amount relates to variable consideration for future milestones that are fully constrained. Accordingly, the contract modification did not result in a revenue adjustment. As of September 30, 2026 and December 31, 2025, the Company had achieved cumulative milestones totaling $1.8 million under the CFF Agreement. The remaining award amount will be paid by CFF based on achievement of certain development milestones by the Company.

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

Revenue recognized during the three and nine months ended September 30, 2026 was $0.1 million and $0.3 million, respectively, while revenue recognized during each of the three and nine months ended September 30, 2025 was $0.1 million. As of September 30, 2026 and December 31, 2025, deferred revenue relating to the CFF Agreement was $0.8 million and $1.1 million, respectively. There were no accounts receivable from CFF under the CFF Agreement as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligation was $0.8 million and $1.1 million, respectively. Based on current timelines, the deferred revenue is expected to be recognized as revenue over the next four years as the Company performs research services through the completion of IND-enabling studies.

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

Otsuka will lead all regulatory and commercialization activities in the Otsuka Territory. The Company will lead all Phase 3 clinical activity globally, including within the Otsuka Territory. In aggregate, the Company is currently responsible for separate global phase 3 trials for wet age-related macular degeneration ("wet AMD") and diabetic macular edema (“DME”), local clinical trials in the Otsuka Territory as required by local regulatory authorities, and several other studies, including the related regulatory activities and long-term follow-up studies. The Company and Otsuka will coordinate and review the development and other activities through a joint steering committee.

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

The initial transaction price includes the upfront cash payment and variable consideration for clinical trials and other studies performance obligations, some of which have started and others that have not yet started as of September 30, 2026. The upfront cash payment is $85 million and was received during the year ended December 31, 2025. The variable consideration in the form of the estimated cost sharing and reimbursement of approximately $29.3 million represents the amount allocated to unsatisfied or partially unsatisfied performance obligations, that have already started as of September 30, 2026, and was allocated entirely to the clinical trials and other studies performance obligations using the variable consideration allocation exception.

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

Variable consideration to which the Company is entitled is allocated directly to the associated performance obligations, as it is triggered by the Company’s performance or represents specific outcomes from such performance, and the resulting allocation meets the allocation objective.

The upfront amount of $85.0 million was allocated entirely to the license performance obligation and was recognized at a point in time upon the transfer of control during the year ended December 31, 2025.

Revenue attributable to the remaining performance obligations to conduct clinical trials and other studies will be recognized over time as the underlying services are performed, over the period through the completion of program development activities. Progress is measured using an input method based on cumulative cost incurred relative to the total estimated cost of the performance obligation. Estimated progress and the underlying costs will be reviewed and adjusted as necessary at every reporting date. Revenue from clinical trials and other studies performance obligations was approximately $4.1 million and $10.7 million during the three and nine months ended September 30, 2026, respectively.

The transaction price amount allocated to unsatisfied or partially unsatisfied performance obligations as of September 30, 2026 was approximately $29.3 million, expected to be recognized during 2026 through 2032 as clinical trials and other studies continue. Certain performance obligations have not started as of September 30, 2026 and the related amounts are not included above.

The amount due from Otsuka was $4.0 million as of September 30, 2026, for the estimated cost sharing and reimbursement and is presented as collaboration receivable on the Company's condensed balance sheets.

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

As of September 30, 2026, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to either Aevitas or the University of Pennsylvania, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

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

As of September 30, 2026, the Company has not recorded a liability related to contingent consideration for future milestone and royalty payments to UC Regents, as the achievement of such milestones has not occurred and was not deemed probable and product sales have not commenced.

8. Commitments and Contingencies

Operating Lease Commitments

5980 Horton Street Building Lease

In May 2015, the Company executed a lease agreement (the “5980 Horton Lease”) for office and laboratory space in Emeryville, California. The 5980 Horton Lease, as amended, expired in August 2026. As of September 30, 2026, the right-of-use asset and lease liability related to the 5980 Horton Lease were both zero. As of December 31, 2025, the right-of-use asset and lease liability related to the 5980 Horton Lease were $0.3 million and $0.4 million, respectively.

5858 Horton Street Lease and Expansion

In October 2018, the Company executed a lease agreement (the “5858 Horton Lease”) for office and laboratory facilities in Emeryville, California. The 5858 Horton Lease, as amended in 2019, 2021 and 2022, consists of approximately 40,802 square feet of space and has a lease term through December 31, 2029. In July 2024, the Company extended the term of the 5858 Horton Lease for a period of twelve months to December 31, 2030. In accordance with ASC Topic 842, Leases, the Company accounted for the extension as a modification and remeasured the lease liability based on the new lease term and an updated, estimated incremental borrowing rate of 10.75%. The modification resulted in an increase to the lease liability of $0.8 million and a corresponding increase to the carrying value of the right-of-use asset. No gain or loss was recognized upon the modification. As of September 30, 2026, the right-of-use asset and lease liability related to the 5858 Horton Lease were $7.8 million and $10.0 million, respectively. As of December 31, 2025, the right-of-use asset and lease liability related to the 5858 Horton Lease were $8.8 million and $11.2 million, respectively.

In July 2024, the Company also entered into a lease agreement for additional office and laboratory space in Emeryville, California (the “5858 Horton Expansion Lease”). The 5858 Horton Expansion Lease consists of approximately 32,038 square feet of space and commenced on September 1, 2024 and has a lease term through December 31, 2030. As of September 30, 2026, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $6.9 million and $7.7 million, respectively. As of December 31, 2025, the right-of-use asset and lease liability related to the 5858 Horton Expansion Lease were $7.8 million and $8.6 million, respectively. The discount rate used to measure the lease liability was 11.02%.

Emeryville Warehouse Lease

In January 2024, the Company entered into a lease agreement for warehouse space in Emeryville, California (the “Warehouse Lease”). The Warehouse Lease commenced on August 1, 2024. The Warehouse Lease consists of approximately 7,800 square feet of warehouse space and has a lease term through December 31, 2029. As of September 30, 2026, the right-of-use asset and lease liability related to the Warehouse Lease were $1.0 million and $1.1 million, respectively. As of December 31, 2025, the right-of-use asset and lease liability related to the Warehouse Lease were each $1.2 million. The discount rate used to measure the lease liability related to the Warehouse Lease was 10.69%.

The following table summarizes the components of lease expense, which are included in operating expenses in the Company’s condensed statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,302	$1,343	$3,990	$4,031
Variable lease cost	670	672	2,024	2,094
Total	$1,972	$2,015	$6,014	$6,125

Variable lease payments include amounts relating to common area maintenance and are recognized in the condensed statements of operations as incurred.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the condensed statements of cash flows was $4.3 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes supplemental information related to operating leases:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):	4.2	4.8
Weighted-average discount rate:	10.9%	10.8%

The following table summarizes the maturities of lease liabilities as of September 30, 2026 (in thousands):

2026 (remaining three months)	$1,318
2027	5,350
2028	5,510
2029	5,675
2030	5,456
Total future minimum lease payments	23,309
Less: Amount representing interest	(4,575)
Present value of future minimum lease payments	18,734
Less: Current portion of operating lease liabilities	(5,310)
Long-term portion of operating lease liabilities	$13,424

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

Contractual Obligations and Commitments

The Company enters into various agreements in the ordinary course of business, such as those with suppliers, CROs, CDMOs and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $4.3 million and $4.0 million as of September 30, 2026 and December 31, 2025, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of the Company's engagements.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. If applicable, the Company records a legal liability when it believes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. There are no material legal proceedings outstanding at September 30, 2026.

9. Long-Term Debt

In June 2026, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc., providing for up to $200.0 million in term loan borrowings. At the closing on June 24, 2026, the Company had access to a $50.0 million tranche, of which it borrowed $20.0 million. The remaining $30.0 million is available, at the Company's option, through June 15, 2027. The Company may draw up to an additional $100.0 million in three separate tranches upon achievement of certain clinical, regulatory, financing and capitalization milestones. As of September 30, 2026, the Company had not met the requirements to access the funds under these tranches, as it had not achieved the related milestones. An additional fifth tranche of $50.0 million may be made available upon the Company's request and at Hercules’ sole discretion and is not contingent upon the Company’s achievement of the milestones applicable to the prior tranches. The Loan and Security Agreement matures on June 1, 2031. The initial borrowing of $20.0 million bears interest at a floating rate equal to the greater of (i) the prime rate plus 2.0% and (ii) 8.75%, and all future borrowings, including the available balance of $30.0 million of the $50.0 million tranche available as of June 24, 2026, bear interest at a floating rate equal to the greater of (i) the prime rate plus 2.5% and (ii) 9.25%. The floating interest rate is capped at 0.75% more than the interest rate at the time of the borrowing. The Company is required to make monthly interest-only payments for borrowings under the initial tranche of $50.0 million for a period of 29 months, which may be extended by up to an additional 30 months upon achievement of certain clinical, regulatory, financing and capitalization milestones.

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

The Loan and Security Agreement contains financial covenants, including minimum cash and performance-based covenants, that are not yet subject to testing or effective as of September 30, 2026. Upon the occurrence of certain events and beginning no earlier than January 1, 2028, the Company may become subject to minimum cash and performance-based financial covenants. The Loan and Security Agreement contains customary events of default, including failure to make required payments or maintain compliance with covenants, breach, default, insolvency, attachment or judgment events and any circumstance which could reasonably be expected to have a material adverse effect on the Company. The Loan and Security Agreement also contains customary affirmative and restrictive covenants, representations and warranties associated with a secured loan facility, including certain limitations on indebtedness, liens, investments, distributions, mergers or acquisitions and corporate changes.

As of September 30, 2026, the outstanding principal under the Loan and Security Agreement was $20.0 million, bearing interest at a rate of 9.00% per annum, with an effective interest rate of 10.9%.

The future principal payments due under the Loan and Security Agreement as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	$—
2027	—
2028	575
2029	7,231
2030	7,919
Thereafter	5,575
Total	$21,300

As of September 30, 2026, the carrying value of the Loan and Security Agreement was as follows (in thousands):

Principal outstanding	$20,000
Less: unamortized discount and debt issuance costs	(321)
Long-term debt, net	$19,679

As of September 30, 2026, debt issuance costs and debt discount of approximately $2.0 million were included in prepaid expenses and other current assets and in other non-current assets on the condensed balance sheet, as appropriate. For the three and nine months ended September 30, 2026, the Company recognized interest expense of $0.5 million and $0.6 million, respectively, for borrowings under the Loan and Security Agreement. The Loan and Security Agreement is secured by a first-priority security interest in substantially all of the Company’s assets, including intellectual property, subject to customary exclusions.

10. Income Taxes

For the three and nine months ended September 30, 2026 and 2025, the Company did not record a federal or state income tax provision due to its recurring net losses. In addition, the Company has taken a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

11. Common Stock

As of September 30, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at the par value of $0.0001 per share. The holder of each share of common stock is entitled to one vote per share.

Common stockholders are entitled to dividends, if and when declared by the board of directors. To date, no dividends on common stock have been declared by the board of directors.

The Company has reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30, 2026	December 31, 2025
Exercise of pre-funded warrants	16,004,945	10,335,665
Exercise of stock options issued and outstanding and future vesting of restricted stock units	13,389,300	10,157,578
Issuance of common stock under the 2020 Equity Incentive Award Plan and 2025 Employment Inducement Award Plan	2,519,067	2,506,434
Issuance of common stock under the 2020 Employee Stock Purchase Plan	390,372	182,775
Exercise of common stock warrants	30,000	30,000
Total common stock reserved for future issuance	32,333,684	23,212,452

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

Sales Agreement with Leerink Partners LLC (“Leerink”) — In June 2024, the Company entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink as sales agent to sell shares of the Company's common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that the Company filed with the SEC in February 2024, and subsequently amended in February 2025, as an “at-the-market” offering under the Securities Act. For the year ended December 31, 2025, 1,175,000 shares of the Company's common stock were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $9.6 million, after deducting issuance costs. For the nine months ended September 30, 2026, 3,518,472 shares were sold pursuant to the Leerink Sales Agreement for net proceeds to the Company of $31.6 million, after deducting issuance costs.

12. Stock-based Compensation

2025 Employment Inducement Award Plan

On February 3, 2025, the Company’s board of directors adopted the 2025 Employment Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 500,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market. The Inducement Plan provides for the grant of stock options, restricted stock units, and other stock-based awards. In January 2026, the Company's board of directors adopted an amendment to the Inducement Plan to reserve an additional 1,000,000 shares of common stock under the Inducement Plan. As of September 30, 2026, there were 752,550 shares available for future grants under the Inducement Plan.

2020 Incentive Award Plan

In December 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which became effective on December 10, 2020. The 2020 Plan initially reserved 2,606,546 shares of common stock for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock units, dividend equivalents or other stock or cash based award granted to employees, directors and consultants of the Company. The number of shares reserved for future issuance under the 2020 Plan will increase annually on the first day of each fiscal year beginning in 2021 and ending in 2030 by the lesser of (i) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company's board of directors, provided, however, no more than 18,000,000 shares of the Company’s common stock may be issued upon the exercise of incentive stock options. As a result of the operation of the automatic annual increase provision of the 2020 Plan, an additional 2,289,625 shares of common stock became available for issuance on February 28, 2025 and an additional 2,880,394 shares of common stock became available for issuance on March 18, 2026 under the 2020 Plan. All stock options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued. As of September 30, 2026, there were 1,766,517 shares available for grant under the 2020 Plan.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2015 Equity Incentive Plan (the “2015 Plan”). However, the 2015 Plan continues to govern the terms of stock options that remain outstanding under the 2015 Plan.

2015 Equity Incentive Plan

The 2015 Plan provided for grants of stock options, stock appreciation rights, restricted stock and restricted stock unit awards to employees, directors and consultants of the Company. As of September 30, 2026, stock options to purchase 1,090,890 shares of common stock were outstanding under the 2015 Plan. All stock options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options were issued and are granted at prices not less than the estimated fair market value of the Company’s common stock on the grant date as determined by the board of directors.

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

Restricted Stock Units

The Company has granted restricted stock unit (RSU) awards under the 2020 Incentive Award Plan that vest over a period of four years. The following table summarizes the RSU activity:

Number of Shares
Unvested balance at December 31, 2025	744,770
Awarded	1,463,576
Vested	(218,291)
Canceled/Forfeited	(190,373)
Unvested balance at September 30, 2026	1,799,682

Stock Options

The following table summarizes the stock options activity:

Number of Shares Underlying Outstanding Options
Balances at December 31, 2025	9,412,808
Options granted	3,276,795
Options exercised	(330,688)
Options expired	(422,605)
Options forfeited	(346,692)
Balances at September 30, 2026	11,589,618
Options exercisable at September 30, 2026	6,411,199
Options vested and expected to vest at September 30, 2026	11,589,618

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee stock options is recognized on a straight-line basis over the requisite service period of the awards. The fair value of the Company’s stock options was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term	6.0 - 6.1 years	6.0 - 6.1 years	5.9 - 6.1 years	5.9 - 6.1 years
Expected volatility	86.3% - 86.4%	88.6% - 89.8%	85.9% - 89.0%	84.9% - 89.8%
Risk-free interest rate	4.2% - 4.6%	3.7% - 4.1%	3.8% - 4.6%	3.7% - 4.6%
Expected dividend yield	—%	—%	—%	—%

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

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense incurred for employees and nonemployees by function (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,388	$2,184	$6,734	$8,663
General and administrative	5,869	2,335	11,860	7,800
Total stock-based compensation expense	$8,257	$4,519	$18,594	$16,463

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

The Company recognized no expense related to the above warrant shares during the three and nine months ended September 30, 2026 and 2025.

14. Pre-funded Warrants

In February 2024, the Company completed an underwritten public follow-on offering which included the sale of pre-funded warrants to purchase 3,583,476 shares of the Company’s common stock at an offering price of $29.4999 per underlying share (the "February 2024 Warrants"). The Company valued the February 2024 Warrants at issuance and recorded net proceeds of $99.4 million, after deducting underwriters' fees, during the year ended December 31, 2024 related to the sale of the February 2024 Warrants. In February 2025, two holders of the February 2024 Warrants gave notice of exercise and the Company issued 508,465 shares of common stock in a cashless exchange under the terms of the February 2024 Warrants.

In November and December 2024, the Company entered into exchange agreements (the “2024 Exchange Agreements”) with each of Biotechnology Value Fund, L.P. and certain of its affiliates (collectively, “BVF”) and RA Capital Healthcare Fund, L.P. (“RA Capital”), respectively. Pursuant to the 2024 Exchange Agreements, BVF and RA Capital exchanged 5,775,000 and 535,000 shares, respectively, of the Company’s common stock for pre-funded warrants to acquire the same respective number of shares of the Company’s common stock (the "2024 Exchange Warrants"). The fair value of the common stock exchanged approximated the fair value of the pre-funded warrants issued as of the transaction dates and no net proceeds were recorded in connection with the transactions. On December 22, 2025, BVF gave notice of exercise and the Company issued 178,280 shares of the Company’s common stock in a cashless exchange under the terms of the 2024 Exchange Warrants.

In November 2025, the Company completed the 2025 Offering which included the sale of pre-funded warrants to purchase 1,128,949 shares of the Company's common stock at an offering price of $10.5099 per underlying share (the "November 2025 Warrants"). The Company valued the November 2025 Warrants at issuance and recorded net proceeds of $11.2 million, after deducting underwriters' fees, during the year ended December 31, 2025.

On January 22, 2026, the Company entered into exchange agreements with RA Capital and BVF, pursuant to which RA Capital and BVF exchanged 4,850,000 and 1,750,000 shares, respectively, of the Company’s common stock for pre-funded warrants to acquire the same respective number of shares of the Company’s common stock (together with the February 2024 Warrants, the 2024 Exchange Warrants, the November 2025 Warrants, collectively, the "Pre-funded Warrants"). The fair value of the common stock exchanged approximated the fair value of the pre-funded warrants issued as of the transaction dates and no net proceeds were recorded in connection with the transactions. As of September 30, 2026, 16,004,945 Pre-funded Warrants were outstanding.

On September 30, 2026, BVF gave notice of exercise and the Company issued 930,712 shares of the Company's common stock in a cashless exercise under the terms of the 2024 Exchange Warrants.

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

15. Net Loss Per Share, Basic and Diluted

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss	$(78,056)	$(56,876)	$(219,751)	$(159,506)
Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	72,251,127	56,126,330	70,211,785	55,933,890
Net loss per share, basic and diluted	$(1.08)	$(1.01)	$(3.13)	$(2.85)

The Company has issued and sold Pre-funded Warrants to purchase shares of common stock of the Company at a nominal exercise price of $0.0001 (see Note 14, Pre-funded Warrants). The shares of common stock into which the Pre-funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Pre-funded Warrants are immediately exercisable upon their issuance date.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2026	2025
Stock options issued and outstanding	11,589,618	9,681,984
Restricted stock units subject to future vesting	1,799,682	698,019
2020 ESPP	303,189	384,562
Common stock warrants	30,000	30,000
Total	13,722,489	10,794,565

16. Derivative Liability

The Company identified an embedded derivative resulting from the change of control provision in the CFF Agreement. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as separate financial instruments. At the inception of the derivative in 2017, the Company recognized this derivative as a liability and revenue was reduced by the initial fair value of the derivative liability. The Company remeasures the derivative liability to fair value at each reporting period and records the change in fair value of the derivative liability as other income (expense), net. The Company uses a present value analysis with multiple scenarios, which incorporates assumptions and estimates to value the derivative instrument. The Company assesses these assumptions and estimates on a periodic basis as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the change of control payment to CFF (range of zero to $18.9 million at September 30, 2026 and December 31, 2025), the probability of a change of control event (range of 5.0% to 50.0% at September 30, 2026 and December 31, 2025), the probability of the product achieving development or commercial status at time of change of control (range of 4.8% to 17.2% at September 30, 2026 and December 31, 2025) and the discount rate of 15% at September 30, 2026 and December 31, 2025. The Company determined the estimated fair value of this liability as of the inception date of the CFF Agreement and concluded that the amount was immaterial. The Company determined the fair value of this derivative liability was $0.4 million as of each of September 30, 2026 and December 31, 2025. See Note 3, Fair Value Measurements and Marketable Securities, and Note 6, Research and Collaboration Arrangements for further discussion of the fair value of the embedded derivative.

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

During the nine months ended September 30, 2026, the Company achieved the first developmental milestone and became entitled to a reimbursement of $3.1 million. As of September 30, 2026, the Company recognized a deferred grant reimbursement of $3.6 million related to the CIRM grant on its condensed balance sheet, as the grant reimbursement exceeds the amount of grant reimbursement income recognized during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company recognized $0.4 million and $0.5 million, respectively, of grant reimbursements as a reduction of research and development expense related to the CIRM Grant on its condensed statement of operations.

18. Related Party Transactions

In March 2024, the Company entered into a research and option agreement (the “Reignite Agreement”) with Reignite Therapeutics Inc. (“Reignite”), which was founded by David Kirn, M.D., Chief Executive Officer of the Company. Reignite has the expertise to develop high-capacity, helper-dependent adenovirus capsids which the Company plans to utilize as it expands its therapeutic capsid evolution platform. Reignite and the Company plan to collaborate on a program to develop these high-capacity, helper-dependent adenovirus capsids. Under the Reignite Agreement, the Company shall have the final authority to amend and make updates to the plan and budget of the program. Further, the Company is responsible for the funding of the related research which includes the budgeted full-time employees and CRO costs, equipment costs not to exceed $60,000 and all other costs, in total not to exceed $1.5 million in any year of the program. The Company will have an option to acquire up to three capsids resulting from the program. The Company shall pay to Reignite an option exercise fee of $1.0 million per selected capsid for which the Company has exercised its option. The maximum total amount payable is $3.0 million.

During the three and nine months ended September 30, 2026, the Company paid Reignite $0.2 million and $1.0 million, respectively, for services that are presented as research and development expenses on the Company's condensed statements of operations. During the three and nine months ended September 30, 2025, the Company paid Reignite $0.2 million and $0.8 million, respectively, for services that are presented as research and development expenses on the Company's condensed statements of operations. As of September 30, 2026, the Company recognized a $0.2 million accrual for unpaid research and development expense, which is presented with accrued and other current liabilities on the Company's condensed balance sheet. No option exercise fees were incurred during the three and nine months ended September 30, 2026.

19. 401(k) Plan

In 2014, the Company adopted a 401(k) plan for all employees who have met certain eligibility requirements. The 401(k) plan allows employees to make pre-tax and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company made contributions to the 401(k) plan for all eligible participants and recorded contribution expenses of $0.6 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.5 million for the three and nine months ended September 30, 2025, respectively.

20. Segment Information

The Company operates in a single operating and reportable segment, which includes all activities related to discovery, development and commercialization of durable and disease-targeted therapeutics. The determination of a single business segment is consistent with the financial information regularly provided to the Company's chief operating decision maker (the "CODM"), who manages the business activities on a consolidated basis. The Company's CODM is its Chief Executive Officer who assesses performance for the business and decides how to allocate resources based on net loss that also is reported on the statements of operations. In making this assessment, the CODM reviews and evaluates net loss to monitor budget versus actual results and to analyze cash flows for purposes of allocating resources and assessing financial performance.

In addition to the significant expense categories included within net loss presented in the Company's condensed statements of operations, the following table provides disaggregated amounts that comprise research and development expenses that are regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct research and development expenses for 4D-150	$43,139	$25,020	$129,419	$56,927
Unallocated personnel costs (including stock-based compensation)	16,887	15,295	47,413	50,394
All other costs	9,750	9,123	26,206	30,767
Total research and development expenses	$69,776	$49,438	$203,038	$138,088

Effective in the first quarter of 2026, the Company updated the presentation of segment operating expenses provided to the CODM. This change in the presentation reflects how segment information is currently reviewed by the CODM. Prior period segment information has been recast to conform to the current period presentation.

The measure of segment assets is reported on the balance sheets as total assets. As of and for the nine months ended September 30, 2026 and 2025, all of the Company’s long-lived assets were located in the United States. The Company's revenues by geographic region, based on the location of the customer, are disclosed in Note 2, Summary of Significant Accounting Policies.

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

Overview

We are a leading late-stage biotechnology company advancing durable and disease-targeted therapeutics with potential to transform treatment paradigms and provide unprecedented benefits to patients. Our primary focus is advancing 4D-150 for wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”) through late-stage studies and potential commercialization. In addition, we are advancing our other pipeline programs, 4D-175 for geographic atrophy, 4D-710 for cystic fibrosis (“CF”) lung disease, and 4D-725 for alpha-1-antitrypsin deficiency (“AATD”) lung disease primarily through strategic funding alternatives. We believe we are well positioned to discover, develop, manufacture, and if approved, commercialize targeted genetic medicines with the potential to transform the lives of patients suffering from debilitating diseases.

Our lead product candidate 4D-150 utilizes our proprietary R100 vector and a transgene encoding anti-VEGF biologics: aflibercept and an RNA interference (RNAi) approach targeting VEGF-C. The goal for our development and potential commercialization of 4D-150 is to transform the standard of care for large market VEGF-driven retinal diseases with a routine in-office lifelong backbone therapy that substantially reduces treatment burden to enable improved long-term vision outcomes. 4D-150 is initially being developed for the treatment of wet AMD and DME.

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

Additionally, in June 2025, we initiated 4FRONT-2, our second Phase 3 trial of 4D-150 in wet AMD. 4FRONT-2 is a global clinical trial and enrolled both treatment-naïve and recently diagnosed, treatment-experienced patients. We completed enrollment for 4FRONT-2 in June 2026 with 531 patients randomized. We anticipate topline data for 4FRONT-2 in the second half of 2027.

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

In September 2026, we initiated 4SIGHT, our global Phase 3 trial of 4D-150 in DME. The FDA, EMA and Japan Pharmaceuticals and Medical Devices Agency (“PMDA”) are aligned on a proposed single Phase 3 clinical trial for the licensure of 4D-150 in DME in conjunction with data generated from the 4FRONT-1 and 4FRONT-2 wet AMD Phase 3 trials.

In September 2026, we presented updated 2-year results from the 4D-150 SPECTRA Part 1 clinical trial in DME. 4D-150 continued to be well tolerated with no intraocular inflammation observed at any timepoint or dose level. In addition, 4D-150 demonstrated durable and dose-dependent clinical activity with sustained gains in visual acuity and control of retinal anatomy and a clinically meaningful reduction in treatment burden.

In October 2025, we entered into a Collaboration and License Agreement (the “Otsuka Agreement”) with Otsuka Pharmaceutical Co., Ltd. ("Otsuka") pursuant to which we granted Otsuka exclusive rights to develop and commercialize 4D-150 for retinal diseases, including wet AMD and DME, in Japan, Korea, China, Australia, and other Asia-Pacific markets (the "Otsuka Territory"). Otsuka has agreed to lead all regulatory and commercialization activities in the Otsuka Territory. We have agreed to continue to lead all Phase 3 clinical activity globally, including within the Otsuka Territory. Otsuka made an upfront cash payment of $85.0 million and agreed to provide certain cost sharing for global development activities. In addition, we are eligible for up to $335.5 million in potential regulatory and commercial milestone payments and tiered double-digit royalties depending on net sales in the Otsuka Territory. We retain full development and commercialization rights for 4D-150 outside the Otsuka Territory, including the United States, Latin America, and Europe.

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

We have incurred significant operating losses. Our net losses were $78.1 million and $56.9 million for the three months ended September 30, 2026 and 2025, respectively, and $219.8 million and $159.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $936.1 million. We do not expect positive cash flows from operations in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

In October 2025, we entered into the Otsuka Agreement pursuant to which we granted Otsuka exclusive rights to develop and commercialize 4D-150 for retinal diseases, including wet AMD and DME, in the Otsuka Territory. Otsuka made an upfront cash payment of $85 million which we recognized as revenue during the fourth quarter of 2025, and agreed to provide certain cost sharing for global development activities.

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

Other Income, Net

Our other income, net primarily consists of interest income earned on our cash, cash equivalents and marketable securities, adjustments for the change in the fair value of our derivative liability which must be remeasured at each reporting date and interest expense under the Loan and Security Agreement with Hercules Capital, Inc.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following tables summarize our results of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue
Collaboration and license revenue	$4,145	$90	$4,055	*
Operating Expenses:
Research and development	69,776	49,438	20,338	41%
General and administrative	15,587	11,837	3,750	32%
Total operating expenses	85,363	61,275	24,088	39%
Loss from operations	(81,218)	(61,185)	(20,033)	33%
Other Income, Net	3,162	4,309	(1,147)	(27)%
Net loss	$(78,056)	$(56,876)	$(21,180)	37%

* not meaningful

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue
Collaboration and license revenue	$10,974	$119	$10,855	*
Operating Expenses:
Research and development	203,038	138,088	64,950	47%
General and administrative	39,798	36,293	3,505	10%
Total operating expenses	242,836	174,381	68,455	39%
Loss from operations	(231,862)	(174,262)	(57,600)	33%
Other Income, Net	12,111	14,756	(2,645)	(18)%
Net loss	$(219,751)	$(159,506)	$(60,245)	38%

* not meaningful

Revenue

Revenue increased by $4.1 million and $10.9 million during the three and nine months ended September 30, 2026 compared to the same periods in 2025, respectively, primarily due to clinical development programs costs sharing and reimbursement amounts from Otsuka.

Research and Development Expenses

The following table provides a breakout of research and development expenses for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Direct research and development expenses for 4D-150	$43,139	$25,020	$18,119	72%
Unallocated personnel costs (including stock-based compensation)	16,887	15,295	1,592	10%
All other costs	9,750	9,123	627	7%
Total research and development expenses	$69,776	$49,438	$20,338	41%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Direct research and development expenses for 4D-150	$129,419	$56,927	$72,492	127%
Unallocated personnel costs (including stock-based compensation)	47,413	50,394	(2,981)	(6)%
All other costs	26,206	30,767	(4,561)	(15)%
Total research and development expenses	$203,038	$138,088	$64,950	47%

Research and development expenses increased by $20.3 million, or 41%, and $65.0 million, or 47%, during the three and nine months ended September 30, 2026 compared to the same periods in 2025, respectively. The increase was primarily due to the progression of clinical and manufacturing activities for wet AMD and DME.

General and Administrative Expenses

General and administrative expenses increased by $3.8 million, or 32%, and $3.5 million, or 10%, during the three and nine months ended September 30, 2026 compared to the same periods in 2025, respectively. The increase was primarily due to an increase in headcount and one-time incremental stock-based compensation expense from modifications.

Other Income, Net

Other income, net, decreased by $1.1 million, or 27%, and $2.6 million, or 18%, during the three and nine months ended September 30, 2026 compared to the same periods in 2025, respectively. The decrease was attributed to a combination of a lower interest income due to a lower average balance of cash, cash equivalents and marketable securities and interest expense associated with the Loan and Security Agreement entered into with Hercules Capital, Inc. in June 2026.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $375.0 million. We have funded our operations primarily through the sale and issuance of our equity securities, including Follow-on Offerings and our “at-the-market” offering program, from borrowings under our Loan and Security Agreement and, to a lesser extent, from cash received pursuant to our collaboration and license agreements. Our recent sources of liquidity include the following transactions:

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

At-the-Market Offering Program

In June 2024, we entered into a Sales Agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”) as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million pursuant to a Registration Statement on Form S-3 that we filed with the SEC in February 2024, and subsequently amended in February 2025, as an “at-the-market” offering under the Securities Act. For the year ended December 31, 2025, 1,175,000 shares of our common stock were sold pursuant to the Leerink Sales Agreement for net proceeds to us of $9.6 million, after deducting issuance costs. For the nine months ended September 30, 2026, 3,518,472 shares were sold pursuant to the Leerink Sales Agreement for net proceeds to us of $31.6 million, after deducting issuance costs.

Collaboration and License Agreements

In October 2025, we entered into a Collaboration and License Agreement with Otsuka where we granted Otsuka exclusive rights to develop and commercialize 4D-150 for retinal diseases, including wet AMD and DME, in the Otsuka Territory. Otsuka made an upfront cash payment of $85 million which we recognized as revenue during the fourth quarter of 2025, and agreed to provide certain cost sharing for global development activities.

Loan and Security Agreement

In June 2026, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Hercules Capital, Inc., providing for up to $200.0 million in term loan borrowings. At the closing on June 24, 2026, we had access to a $50.0 million tranche, of which we borrowed $20.0 million. The remaining $30.0 million is available, at our option, through June 15, 2027. We may draw up to an additional $100.0 million in three separate tranches upon achievement of certain clinical, regulatory, financing and capitalization milestones. As of September 30, 2026, we had not met the requirements to access the funds under these tranches, as it had not achieved the related milestone. An additional fifth tranche of $50.0 million may be made available upon our request and at Hercules’ sole discretion and is not contingent upon our achievement of the milestones applicable to the prior tranches. The Loan and Security Agreement matures on June 1, 2031. The initial borrowing of $20.0 million bears interest at a floating rate equal to the greater of (i) the prime rate plus 2.0% and (ii) 8.75%, and all future borrowings, including the available balance of $30.0 million of the $50.0 million tranche available as of June 24, 2026, bear interest at a floating rate equal to the greater of (i) the prime rate plus 2.5% and (ii) 9.25%. The floating interest rate is capped at 0.75% more than the interest rate at the time of the borrowing. We are required to make monthly interest-only payments for borrowings under the initial tranche of $50.0 million for a period of 29 months, which may be extended by up to an additional 30 months upon achievement of certain clinical, regulatory, financing and capitalization milestones.

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

The Loan and Security Agreement contains financial covenants, including minimum cash and performance-based covenants, that are not yet subject to testing or effective as of September 30, 2026. Upon the occurrence of certain events and beginning no earlier than January 1, 2028, we may become subject to minimum cash and performance-based financial covenants. The Loan and Security Agreement contains customary events of default, including failure to make required payments or maintain compliance with covenants, breach, default, insolvency, attachment or judgment events and any circumstance which could reasonably be expected to have a material adverse effect on us. The Loan and Security Agreement also contains customary affirmative and restrictive covenants, representations and warranties associated with a secured loan facility, including certain limitations on indebtedness, liens, investments, distributions, mergers or acquisitions and corporate changes.

As of September 30, 2026, the outstanding principal under the Loan and Security Agreement was $20.0 million, bearing interest at a rate of 9.00% per annum.

Future Funding Requirements

We have experienced recurring net losses and had an accumulated deficit of $936.1 million as of September 30, 2026. Our transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and those of our collaboration partners and achieving a level of revenue adequate to support our cost structure. We expect to continue to incur losses for the foreseeable future.

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
•
defending against any product liability claims or other lawsuits related to our products; and
•
adverse macroeconomic conditions such as, but not limited to, higher inflation, tariffs, government shutdowns and increased interest rates, each of which may exacerbate the magnitude of the factors discussed above.

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

We have limited committed external sources of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to complete the clinical development for the product candidates for treatment of wet AMD, DME, geographic atrophy, cystic fibrosis lung disease, alpha-1 antitrypsin deficiency lung disease or any other indication we may pursue. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect our common stockholders. Further, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the war in Ukraine, conflicts in the Middle East, any expansion of these conflicts, rising interest rates, tariffs, inflation, natural disasters, government shutdowns and pandemics.

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

Summary Statement of Cash Flows

The following is a summary of cash flows for the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(194,835)	$(137,633)
Net cash provided by investing activities	119,271	35,874
Net cash provided by financing activities	54,427	978
Net decrease in cash and cash equivalents	$(21,137)	$(100,781)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 and 2025 was $194.8 million and $137.6 million, respectively. The increase in net cash flows used in operating activities for the nine months ended September 30, 2026, reflects activities to support our two Phase 3 programs in wet AMD and one in DME, as well as increases in employee costs to support our Phase 3 programs.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 and 2025 was $119.3 million and $35.9 million, respectively, consisting of net cash inflows for the purchases and maturities of marketable securities. During the nine months ended September 30, 2026, we invested the proceeds from our equity and debt financings. Our other investing activities were not significant for the periods presented.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 and 2025 was $54.4 million and $1.0 million, respectively. During the nine months ended September 30, 2026, we received proceeds of $31.6 million from the issuance of common stock pursuant to the Leerink Sales Agreement, proceeds of $19.3 million from the Loan and Security Agreement and proceeds of $3.5 million from the issuance of common stock related to our employee options and stock purchase plan. Our financing activities for the same period in prior year were due to proceeds from issuance of common stock related to our employee options and stock purchase plan.

Contractual Obligations, Commitments and Contingencies

We enter into various agreements in the ordinary course of business, such as those with suppliers, CROs, CDMOs and clinical trial sites. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is canceled within a specified time. The total value of non-cancellable obligations under contracts was $4.3 million and $4.0 million as of September 30, 2026 and December 31, 2025, respectively. This presentation of non-cancellable purchase obligations does not include any estimates of potential reduction of such liabilities related to mitigation obligations of the counterparties in the event of cancellation under the terms of our engagements.

As of September 30, 2026, our principal commitments consisted of principal outstanding under the Loan and Security Agreement and obligations under our operating lease for our headquarters. Please see Note 8, Commitments and Contingencies and Note 9, Long-Term Debt, to our condensed financial statements included elsewhere in this report.

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

During the nine months ended September 30, 2026, there were no changes to our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Effects of Inflation

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $375.0 million, consisting of bank deposits, interest-bearing money market funds, and marketable securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short to medium-term maturities of our cash equivalents and marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents or marketable securities.

As of September 30, 2026, we had $20.0 million outstanding under our Loan and Security Agreement, which bears interest at a floating rate. A hypothetical 50 basis point increase in interest rates would increase our annual interest expense by approximately $0.1 million, assuming the outstanding principal balance remained constant for the full year. We currently believe this impact would not be material to our financial condition or results of operations.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $78.1 million and $56.9 million for the three months ended September 30, 2026 and 2025, respectively, and $219.8 million and $159.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $936.1 million.

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
•
are adversely impacted by general economic conditions, such as rising inflation, tariffs, government shutdowns and increased interest rates;
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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through the sale of equity securities, from borrowings under our $200.0 million loan and security agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules"), and to a lesser extent from cash received pursuant to our collaboration and license agreements. We have initiated clinical trials, which are ongoing, and have additional product candidates in preclinical development that may enter clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, continue preclinical and clinical development of our product candidates and, in particular, advance our product candidates through clinical trials. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial funding.

As of September 30, 2026, we had $375.0 million in cash and cash equivalents and marketable securities.

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
•
future accounting pronouncements or changes in our accounting policies; and
•
the impact from general macroeconomic trends, such as higher inflation, tariffs, government shutdowns and increased interest rates.

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

In June 2026, we entered into the Loan Agreement with Hercules, which provides for term loans in an aggregate principal amount of up to $200.0 million, of which $20.0 million was funded at closing. The term loans bear interest at floating rates based on the prime rate, subject to specified floors, payable monthly in arrears, and mature on June 1, 2031. Increases in the prime rate would increase our debt service obligations, and servicing our indebtedness will require a substantial amount of cash and will reduce the funds available for our operations. In addition, of the amounts not funded at closing, $30.0 million is available at our election only until June 15, 2027, $100.0 million is available only upon the achievement of specified milestones and $50.0 million is available only in Hercules' sole discretion. Accordingly, we may never have access to the full amount of the facility, and we cannot be certain that the milestones will be achieved or that Hercules will elect to make discretionary amounts available to us.

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

As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all, and could seriously harm our business.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be initiated, conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or a clinical trial application (“CTA”) will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could delay, suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. In 2025, we initiated our wet AMD Phase 3 studies comparing a single dose of 4D-150 3E10 vg/eye to on-label aflibercept 2mg Q8 weeks. In September 2026, we initiated 4SIGHT, our Phase 3 clinical trial evaluating 4D-150 in treatment-naïve patients with DME. If we experience any delays in completing these trials, due to delays in enrollment or other factors, it could result in serious harm to our business. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

In addition, if a product receives the first FDA approval for the disease or condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same approved use or indication within such rare disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for a disease or condition broader than the orphan designated disease or condition and may be lost if the FDA later determines that the request for designation was materially defective. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirements for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan (“PIP”). The European exclusivity period can be reduced to six years, if, at the end of the fifth year a medicine no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).

Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same uses or indications within the same rare disease or condition. Even after an orphan drug is approved, the FDA and foreign regulatory authorities can subsequently approve the same drug for the same approved use or indication within the same rare disease or condition if the FDA or foreign regulatory authorities conclude that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

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
•
the application does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population; and
•
the application is approved for a different adult indication than the rare pediatric disease for which the product is designated.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, clinical trial data, proprietary business information and personal information of our employees and contractors (collectively, “Confidential Information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. Despite the implementation of security measures, our internal information technology systems and those of our collaborators, CROs and other contractors and consultants may be vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, denial or degradation of service attacks, and sophisticated nation-state and nation-state supported actors.

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

Additionally, the Securities and Exchange Commission (the “SEC”) has adopted rules that enhance and standardize disclosures regarding cybersecurity risk management, strategy, and governance, as well as material cybersecurity incidents. Under these rules, we are required to make annual disclosures describing our processes for assessing, identifying and managing material risks from cybersecurity threats, management’s role in assessing and managing such risks and our board of directors’ oversight of risks from cybersecurity threats. We are also required to disclose, in a Current Report on Form 8-K, the material aspects of the nature, scope and timing of any material cybersecurity incident and its material impact or reasonably likely material impact on us.

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

We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI Technologies could increase our operating costs. Our ability to develop proprietary AI Technologies may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources.

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

Additionally, as of September 30, 2026, there are Pre-funded Warrants outstanding to purchase 16,004,945 shares of common stock, which are exercisable at a nominal exercise price. If holders of these Pre-funded Warrants exercise these securities, existing stockholders will suffer dilution to their voting power and we may experience dilution in our earnings per share, as well as a negative impact on our share price.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 62% of our outstanding common stock as of September 30, 2026. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In September 2026, we issued an aggregate of 930,712 shares of common stock upon the exercise by Biotechnology Value Fund, L.P. and certain of its affiliates of pre-funded warrants to purchase an aggregate of 930,720 shares of common stock in a cashless exchange. Each pre-funded warrant had an exercise price of $0.0001 per share. The issuance of the shares of common stock was exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration was paid or given for soliciting such exchange.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended September 30, 2026, the following director, adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:

On September 3, 2026, Jacob Chacko, M.D., MBA, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sale from time to time of up to 32,500 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 3, 2027.

None of our other directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

					X

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2026 has been formatted in Inline XBRL.				X

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

4D Molecular Therapeutics, Inc.

Date: November 12, 2026	By:	/s/ David Kirn
David Kirn, M.D.
President, Chief Executive Officer and Director Principal Executive Officer

Date: November 12, 2026	By:	/s/ Kristian Humer
Kristian Humer
Chief Financial Officer Principal Financial and Accounting Officer